Form 10-Q
period 2024-09-30
FIRST SOLAR, INC.
filed 2024-10-29
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 25, 2024, 107,057,732 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$887,668	$801,090	$2,692,258	$2,160,049
Cost of sales	442,357	424,915	1,402,055	1,361,403
Gross profit	445,311	376,175	1,290,203	798,646
Operating expenses:
Selling, general and administrative	46,293	50,172	138,680	140,528
Research and development	50,197	41,190	144,876	108,445
Production start-up	26,822	12,059	69,681	54,930
Litigation loss	—	—	430	35,590
Total operating expenses	123,312	103,421	353,667	339,493
Gain on sales of businesses, net	—	211	1,115	329
Operating income	321,999	272,965	937,651	459,482
Foreign currency loss, net	(5,158)	(987)	(17,665)	(11,586)
Interest income	22,580	23,254	74,424	74,102
Interest expense, net	(9,008)	(3,734)	(27,983)	(5,897)
Other expense, net	(3,071)	(1,033)	(6,435)	(1,492)
Income before taxes	327,342	290,465	959,992	514,609
Income tax expense	(14,386)	(22,067)	(61,064)	(33,071)
Net income	$312,956	$268,398	$898,928	$481,538

Net income per share:
Basic	$2.92	$2.51	$8.40	$4.51
Diluted	$2.91	$2.50	$8.36	$4.49
Weighted-average number of shares used in per share calculations:
Basic	107,049	106,834	107,015	106,795
Diluted	107,562	107,498	107,514	107,326

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$312,956	$268,398	$898,928	$481,538
Other comprehensive income (loss):
Foreign currency translation adjustments	9,775	(4,942)	(1,702)	(7,635)
Unrealized gain (loss) on marketable securities and restricted marketable securities, net of tax of $(464), $340, $(321) and $23	9,683	(8,696)	6,483	(3,045)
Unrealized (loss) gain on derivative instruments, net of tax of $0, $(214), $(131) and $(1,087)	(1)	719	490	3,527
Other comprehensive income (loss)	19,457	(12,919)	5,271	(7,153)
Comprehensive income	$332,413	$255,479	$904,199	$474,385

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,005,130	$1,946,994
Marketable securities	264,691	155,495
Accounts receivable trade, net	762,138	660,776
Government grants receivable, net	6,659	659,745
Inventories	1,250,629	819,899
Other current assets	528,856	391,900
Total current assets	3,818,103	4,634,809
Property, plant and equipment, net	5,326,121	4,397,285
Deferred tax assets, net	237,868	142,819
Restricted marketable securities	211,130	198,310
Government grants receivable	871,745	152,208
Goodwill	29,585	29,687
Intangible assets, net	56,645	64,511
Inventories	269,675	266,899
Other assets	615,766	478,604
Total assets	$11,436,638	$10,365,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,320	$207,178
Income taxes payable	98,446	22,134
Accrued expenses	520,835	524,829
Current portion of debt	208,261	96,238
Deferred revenue	645,050	413,579
Other current liabilities	44,253	42,200
Total current liabilities	1,782,165	1,306,158
Accrued solar module collection and recycling liability	139,035	135,123
Long-term debt	373,321	464,068
Deferred revenue	1,320,331	1,591,604
Other liabilities	228,138	180,710
Total liabilities	3,842,990	3,677,663
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,057,732 and 106,847,475 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	107	107
Additional paid-in capital	2,892,407	2,890,427
Accumulated earnings	4,869,994	3,971,066
Accumulated other comprehensive loss	(168,860)	(174,131)
Total stockholders’ equity	7,593,648	6,687,469
Total liabilities and stockholders’ equity	$11,436,638	$10,365,132

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	107,046	$107	$2,886,569	$4,557,038	$(188,317)	$7,255,397
Net income	—	—	—	312,956	—	312,956
Other comprehensive income	—	—	—	—	19,457	19,457
Common stock issued for share-based compensation	16	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(4)	—	(996)	—	—	(996)
Share-based compensation expense	—	—	6,834	—	—	6,834
Balance at September 30, 2024	107,058	$107	$2,892,407	$4,869,994	$(168,860)	$7,593,648

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	106,831	$107	$2,872,153	$3,353,429	$(186,051)	$6,039,638
Net income	—	—	—	268,398	—	268,398
Other comprehensive loss	—	—	—	—	(12,919)	(12,919)
Common stock issued for share-based compensation	18	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(5)	—	(853)	—	—	(853)
Share-based compensation expense	—	—	8,112	—	—	8,112
Balance at September 30, 2023	106,844	$107	$2,879,412	$3,621,827	$(198,970)	$6,302,376

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	106,847	$107	$2,890,427	$3,971,066	$(174,131)	$6,687,469
Net income	—	—	—	898,928	—	898,928
Other comprehensive income	—	—	—	—	5,271	5,271
Common stock issued for share-based compensation	338	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(127)	—	(20,144)	—	—	(20,144)
Share-based compensation expense	—	—	22,124	—	—	22,124
Balance at September 30, 2024	107,058	$107	$2,892,407	$4,869,994	$(168,860)	$7,593,648

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	106,609	$107	$2,887,476	$3,140,289	$(191,817)	$5,836,055
Net income	—	—	—	481,538	—	481,538
Other comprehensive loss	—	—	—	—	(7,153)	(7,153)
Common stock issued for share-based compensation	389	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(154)	—	(31,100)	—	—	(31,100)
Share-based compensation expense	—	—	23,036	—	—	23,036
Balance at September 30, 2023	106,844	$107	$2,879,412	$3,621,827	$(198,970)	$6,302,376

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$898,928	$481,538
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	299,079	218,303
Share-based compensation	21,987	23,209
Deferred income taxes	(85,343)	(46,053)
Gain on sales of businesses, net	(1,115)	(329)
Other, net	3,238	393
Changes in operating assets and liabilities:
Accounts receivable, trade	(68,823)	(385,046)
Inventories	(434,375)	(262,665)
Government grants receivable	(59,181)	(429,744)
Other assets	(183,127)	(126,073)
Income tax receivable and payable	35,708	(16,809)
Accounts payable and accrued expenses	(8,953)	121,382
Deferred revenue	(13,159)	472,934
Other liabilities	2,139	(9,889)
Net cash provided by operating activities	407,003	41,151
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,212,537)	(1,039,863)
Purchases of marketable securities and restricted marketable securities	(2,014,764)	(3,220,467)
Proceeds from sales and maturities of marketable securities	1,897,997	3,996,439
Acquisitions, net of cash acquired	—	(35,739)
Other investing activities	(12,617)	—
Net cash used in investing activities	(1,341,921)	(299,630)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	227,654	307,214
Repayment of debt	(205,821)	—
Payments of tax withholdings for restricted shares	(20,144)	(31,100)
Contingent consideration payment and other financing activities	(7,568)	—
Net cash (used in) provided by financing activities	(5,879)	276,114
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,805)	(855)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(943,602)	16,780
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,965,069	1,493,462
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,021,467	$1,510,242
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$264,480	$185,064
Proceeds to be received from asset-based government grants	$159,490	$152,458
Acquisitions funded by contingent consideration	$11,000	$18,500

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other period. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the terms “the Company,” “we,” “us,” “our,” and “First Solar” refer to First Solar, Inc. and its consolidated subsidiaries, and the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$602,749	$841,310
Money market funds	402,381	1,105,684
Total cash and cash equivalents	1,005,130	1,946,994
Marketable securities:
Foreign debt	—	34,895
U.S. debt	8,822	44,089
Time deposits	255,869	76,511
Total marketable securities	264,691	155,495
Total cash, cash equivalents, and marketable securities	$1,269,821	$2,102,489

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	September 30, 2024	December 31, 2023
Cash and cash equivalents	Cash and cash equivalents	$1,005,130	$1,946,994
Restricted cash – current	Other current assets	8,262	8,262
Restricted cash – noncurrent	Other assets	3,612	3,621
Restricted cash equivalents – noncurrent	Other assets	4,463	6,192
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,021,467	$1,965,069

During the nine months ended September 30, 2024, we sold marketable securities for proceeds of $67.5 million and realized a gain of less than $0.1 million on such sales. During the nine months ended September 30, 2023, we sold marketable securities for proceeds of $34.9 million and realized a loss of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. debt	$10,000	$—	$1,178	$—	$8,822
Time deposits	255,869	—	—	—	255,869
Total	$265,869	$—	$1,178	$—	$264,691

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign debt	$35,000	$—	$91	$14	$34,895
U.S. debt	45,625	88	1,614	10	44,089
Time deposits	76,533	—	—	22	76,511
Total	$157,158	$88	$1,705	$46	$155,495

The contractual maturities of our marketable securities as of September 30, 2024 were as follows (in thousands):

Fair Value
Within one year	$255,869
After one year through five years	4,731
After five years through ten years	4,091
Total	$264,691

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Foreign government obligations	$52,368	$51,229
Supranational debt	23,350	15,339
U.S. debt	116,157	113,326
U.S. government obligations	19,255	18,416
Total restricted marketable securities	$211,130	$198,310

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of September 30, 2024 and December 31, 2023, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $4.5 million and $6.2 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the nine months ended September 30, 2024, we purchased $7.9 million of restricted marketable securities as part of our ongoing management of the custodial accounts.

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities. The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$65,336	$—	$12,968	$—	$52,368
Supranational debt	25,405	3	2,058	—	23,350
U.S. debt	145,113	—	28,956	—	116,157
U.S. government obligations	24,391	—	5,136	—	19,255
Total	$260,245	$3	$49,118	$—	$211,130

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Foreign government obligations	$65,202	$—	$13,963	$10	$51,229
Supranational debt	17,688	—	2,349	—	15,339
U.S. debt	146,484	—	33,129	29	113,326
U.S. government obligations	24,460	—	6,039	5	18,416
Total	$253,834	$—	$55,480	$44	$198,310

As of September 30, 2024, the contractual maturities of these securities were between 6 years and 15 years.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable trade, gross	$762,746	$662,390
Allowance for credit losses	(608)	(1,614)
Accounts receivable trade, net	$762,138	$660,776

Inventories

Inventories consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$486,156	$478,138
Work in process	120,050	78,463
Finished goods	914,098	530,197
Inventories	$1,520,304	$1,086,798
Inventories – current	$1,250,629	$819,899
Inventories – noncurrent	$269,675	$266,899

Other current assets

Other current assets consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Spare maintenance materials and parts	$201,626	$148,218
Indirect tax receivables	113,463	65,301
Prepaid expenses	74,986	62,480
Operating supplies	50,636	43,995
Prepaid income taxes	25,077	7,064
Insurance receivable for accrued litigation (1)	21,800	21,800
Restricted cash	8,262	8,262
Derivative instruments (2)	2,228	1,778
Other	30,778	33,002
Other current assets	$528,856	$391,900
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Land	$39,054	$35,364
Buildings and improvements	1,581,512	1,037,421
Machinery and equipment	4,438,782	3,593,347
Office equipment and furniture	179,766	161,187
Leasehold improvements	40,330	40,084
Construction in progress	1,022,891	1,223,998
Property, plant and equipment, gross	7,302,335	6,091,401
Accumulated depreciation	(1,976,214)	(1,694,116)
Property, plant and equipment, net	$5,326,121	$4,397,285

Depreciation of property, plant and equipment was $107.1 million and $287.2 million for the three and nine months ended September 30, 2024, respectively, and $80.7 million and $223.5 million for the three and nine months ended September 30, 2023, respectively.

Other assets

Other assets consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Advance payments for raw materials	$257,171	$204,370
Lease assets (1)	147,669	101,468
Income tax receivables	87,025	68,591
Prepaid expenses	36,076	23,954
Project assets	28,252	28,430
Restricted cash equivalents	4,463	6,192
Restricted cash	3,612	3,621
Other (2)	51,498	41,978
Other assets	$615,766	$478,604
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

During 2024, we purchased ownership interests in two subsidiaries of Cleantech for $7.9 million. These subsidiaries own certain of the generation assets that are expected to supply our facility, and we account for our investments in these subsidiaries using the equity method. During the nine months ended September 30, 2024, we recognized $27.3 million of revenue from module sales of 108 megawatts to these subsidiaries. As of September 30, 2024, we had also received advance payments of $1.1 million from one of these subsidiaries for future module sales.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued property, plant and equipment	$215,984	$210,233
Accrued freight	91,995	58,494
Product warranty liability (1)	54,245	5,920
Accrued inventory	48,008	101,161
Accrued compensation and benefits	29,618	55,960
Accrued other taxes	28,722	26,781
Accrued interest	3,811	11,011
Other	48,452	55,269
Accrued expenses	$520,835	$524,829
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our “Product Warranties.”

Other current liabilities

Other current liabilities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued litigation (1)	$21,800	$21,800
Lease liabilities (2)	13,313	10,358
Derivative instruments (3)	3,071	1,744
Contingent consideration (4)	—	7,500
Other	6,069	798
Other current liabilities	$44,253	$42,200
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

Other liabilities

Other liabilities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Lease liabilities (1)	$99,248	$53,725
Deferred tax liabilities, net	52,937	42,771
Other taxes payable	35,175	39,431
Product warranty liability (2)	16,440	19,571
Contingent consideration (3)	11,000	11,000
Other	13,338	14,212
Other liabilities	$228,138	$180,710
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

The following table presents the benefits recognized from asset-based government grants in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

Balance Sheet Line Item	September 30, 2024	December 31, 2023
Property, plant and equipment, net	$153,668	$146,348
Other assets	5,822	5,860

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our first manufacturing facility in the country. Among other things, such incentives provide a 24% subsidy for eligible capital investments, contingent upon meeting certain minimum investment and employment commitments. The capital subsidy funding application process begins in the fiscal year following the initial period of module production and is expected to be paid in six annual installments thereafter. The timing of cash receipts is subject to the completion of audit certifications, funding applications by First Solar, and review by state government authorities. Module production in India began during the year ended December 31, 2023. We expect to submit initial funding applications by the end of 2024. Such credit is reflected on our condensed consolidated balance sheets within “Government grants receivable.”

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Line Item	2024	2023	2024	2023
Cost of sales	$266,501	$204,623	$719,508	$429,744
Research and development	—	—	4,000	—
Production start-up	484	—	484	—

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

In December 2023, we entered into an agreement with Fiserv, Inc. (“Fiserv”) for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received the full cash proceeds during the nine months ended September 30, 2024.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$469
Total derivatives designated as hedging instruments	$—	$469

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,228	$2,602
Total derivatives not designated as hedging instruments	$2,228	$2,602
Total derivative instruments	$2,228	$3,071

	December 31, 2023
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$344
Total derivatives designated as hedging instruments	$—	$344

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,778	$1,400
Total derivatives not designated as hedging instruments	$1,778	$1,400
Total derivative instruments	$1,778	$1,744

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2023	$(1,493)
Amounts recognized in other comprehensive income (loss)	(1,094)
Amount reclassified to cost of sales	1,715
Balance as of September 30, 2024	$(872)

Balance as of December 31, 2022	$(7,242)
Amounts recognized in other comprehensive income (loss)	(962)
Amount reclassified to cost of sales	5,576
Balance as of September 30, 2023	$(2,628)

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Amount of Gain (Loss) Recognized in Income Statement
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2024	2023	2024	2023
Foreign exchange forward contracts	Foreign currency loss, net	$12,759	$4,533	$(3,049)	$(9,568)

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

As of September 30, 2024 and December 31, 2023, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	September 30, 2024
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.1
Purchase	Euro	€155.5	$173.6
Sell	Euro	€8.6	$9.6
Purchase	Indian rupee	INR 18,055.0	$215.7
Sell	Indian rupee	INR 83,157.0	$993.3
Purchase	Japanese yen	¥1,464.0	$10.3
Sell	Japanese yen	¥563.6	$4.0
Purchase	Malaysian ringgit	MYR 193.0	$46.8
Sell	Malaysian ringgit	MYR 17.0	$4.1
Sell	Mexican peso	MXN 34.6	$1.8
Purchase	Singapore dollar	SGD 14.1	$11.0
Sell	Singapore dollar	SGD 19.7	$15.4

	December 31, 2023
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.2
Sell	Chilean peso	CLP 1,372.6	$1.6
Purchase	Euro	€98.3	$108.7
Sell	Euro	€14.1	$15.6
Sell	Indian rupee	INR 62,967.4	$756.9
Purchase	Japanese yen	¥1,053.6	$7.5
Sell	Japanese yen	¥705.2	$5.0
Purchase	Malaysian ringgit	MYR 160.7	$35.0
Sell	Mexican peso	MXN 34.6	$2.0
Purchase	Singapore dollar	SGD 6.5	$4.9

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

During the nine months ended September 30, 2024, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of steel between April 2024 and December 2024. Such swaps had an aggregate initial notional value based on short tons of forecasted steel purchases, equivalent to $7.6 million, and entitle us to receive the price based on the U.S. Midwest Hot-Rolled Coil Steel Index while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusts with forecasted purchases of steel. As of September 30, 2024, the notional value associated with these contracts was $0.2 million.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of September 30, 2024 and December 31, 2023. In the following 12 months, we expect to reclassify into earnings $0.9 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at September 30, 2024 as we realize the earnings effects of the related forecasted transactions.

7. Leases

Our lease arrangements include our corporate and administrative offices, warehouses, land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and nine months ended September 30, 2024 and 2023, and as of September 30, 2024 and December 31, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$281	$—	$517	$—
Interest on lease liabilities	426	—	910	—
Operating lease cost	3,749	2,980	10,198	8,931
Variable lease cost	776	512	2,208	2,528
Short-term lease cost	208	150	686	318
Total lease cost	$5,440	$3,642	$14,519	$11,777

Cash paid for amounts included in the measurement of:
Operating lease liabilities			$10,074	$8,513
Finance lease liabilities			264	—
Lease assets obtained in exchange for:
Operating lease liabilities			$41,772	$1,791
Finance lease liabilities			13,243	—

	September 30, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$117,909	$29,760	$84,419	$17,049
Lease liabilities – current	12,101	1,212	10,307	51
Lease liabilities – noncurrent	69,465	29,783	36,662	17,063

Weighted-average remaining lease term	9 years	28 years	5 years	40 years
Weighted-average discount rate	5.5%	6.6%	5.2%	5.4%

As of September 30, 2024, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$4,018	$419
2025	15,640	1,929
2026	14,000	2,798
2027	11,342	2,842
2028	11,083	2,895
2029	9,389	2,976
Thereafter	41,542	55,418
Total future payments	107,014	69,277
Less: interest	(25,448)	(38,282)
Total lease liabilities	$81,566	$30,995

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At September 30, 2024 and December 31, 2023, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At September 30, 2024 and December 31, 2023, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At September 30, 2024 and December 31, 2023, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2024 and December 31, 2023, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$402,381	$402,381	$—	$—
Restricted cash equivalents:
Money market funds	4,463	4,463	—	—
Marketable securities:
U.S. debt	8,822	—	8,822	—
Time deposits	255,869	255,869	—	—
Restricted marketable securities	211,130	—	211,130	—
Derivative assets	2,228	—	2,228	—
Total assets	$884,893	$662,713	$222,180	$—
Liabilities:
Derivative liabilities	$3,071	$—	$3,071	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,105,684	$1,105,684	$—	$—
Restricted cash equivalents:
Money market funds	6,192	6,192	—	—
Marketable securities:
Foreign debt	34,895	—	34,895	—
U.S. debt	44,089	—	44,089	—
Time deposits	76,511	76,511	—	—
Restricted marketable securities	198,310	—	198,310	—
Derivative assets	1,778	—	1,778	—
Total assets	$1,467,459	$1,188,387	$279,072	$—
Liabilities:
Derivative liabilities	$1,744	$—	$1,744	$—

Fair Value of Financial Instruments

At September 30, 2024 and December 31, 2023, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable - noncurrent	$871,745	$835,068	$152,208	$107,111
Liabilities:
Long-term debt, including current maturities (1)	$464,550	$448,862	$500,000	$453,015
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

9. Debt

Our debt arrangements consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

		Balance (USD)
Loan Agreement	Currency	September 30, 2024	December 31, 2023
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	464,550	500,000
India JPM Working Capital Facility	INR	29,057	60,827
India HSBC Working Capital Facility	INR	70,474	—
India Citibank Working Capital Facility	INR	17,917	—
Total debt principal		581,998	560,827
Less: unamortized issuance costs		(416)	(521)
Total debt		581,582	560,306
Less: current portion		(208,261)	(96,238)
Noncurrent portion		$373,321	$464,068

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

As of September 30, 2024 and December 31, 2023, we had no outstanding debt or letters of credit under our Revolving Credit Facility. Loans and letters of credit issued under the Revolving Credit Facility are secured by liens on substantially all of the Company’s tangible and intangible assets.

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited (“FSISV”), our indirect wholly-owned subsidiary, entered into a finance agreement (the “India Credit Facility”) with the U.S. International Development Finance Corporation for aggregate borrowing of up to $500.0 million for the development and construction of a solar module manufacturing facility in India. Principal on the India Credit Facility is payable in scheduled semi-annual installments beginning in August 2024 through the facility’s expected maturity in August 2029. The India Credit Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. During 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($74.8 million). The outstanding balance matures in the first quarter of 2025. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($98.4 million). The outstanding balance matures in the first quarter of 2025. The India HSBC Working Capital Facility is guaranteed by First Solar, Inc.

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A., which provides certain working capital loans of up to INR 4.5 billion ($53.8 million). The outstanding balance matures in the first quarter of 2025. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of September 30, 2024, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	185.4	119.4
Surety bonds	28.6	225.0
——————————
(1)Our Revolving Credit Facility provides us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

(2)Of the total letters of credit issued under the bilateral facilities, $9.3 million was secured with cash.

Product Warranties

When we recognize revenue for sales of modules, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology and other factors. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites. From time to time, we have taken remediation actions with respect to affected modules beyond our limited warranties and may elect to do so in the future, in which case we would incur additional expenses. Such potential voluntary future remediation actions beyond our limited warranty obligations may be material to our condensed consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product warranty liability, beginning of period	$23,695	$31,969	$25,491	$33,787
Accruals for new warranties issued	1,413	1,310	4,463	3,155
Settlements	(4,578)	(1,326)	(9,922)	(4,519)
Changes in estimate of product warranty liability	50,155	(5,806)	50,653	(6,276)
Product warranty liability, end of period	$70,685	$26,147	$70,685	$26,147
Current portion of warranty liability	$54,245	$7,647	$54,245	$7,647
Noncurrent portion of warranty liability	$16,440	$18,500	$16,440	$18,500

We have identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. The ultimate loss we will incur for these manufacturing issues will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any additional commitments we may make to remediate the affected modules. Based on currently available information and certain assumptions and estimates, we believe a reasonable estimate of the aggregate losses related to these manufacturing issues will range from approximately $50 million to $100 million. At this time, no individual amount within that range is a better estimate than any other amount. Accordingly, as of September 30, 2024, we increased our product warranty liability by the low end of the range, which we recorded as a reduction to revenue. The estimated range set forth above was based on our evaluation of the currently available information, including select samples of module performance data from several locations, the estimated number of affected modules, and projections of probable costs to remediate the issues. As additional information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

During the three months ended September 30, 2023, we revised our warranty estimate based on updated information regarding our warranty claims, which reduced our module warranty liability by $5.7 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology and revisions to projected settlements, resulting in reductions to our projected module return rate.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of September 30, 2024 and December 31, 2023, we accrued $2.5 million and $3.3 million of current indemnification liabilities, respectively. As of September 30, 2024, the maximum potential amount of future payments under our indemnifications was $688.8 million.

Contingent Consideration

As part of our acquisition of Evolar AB (“Evolar”) in May 2023, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. As of December 31, 2023, we recorded $7.5 million of current liabilities and $11.0 million of long-term liabilities for such contingent obligations based on their estimated fair values. During the nine months ended September 30, 2024, we paid $7.5 million of contingent consideration to the selling shareholders, and $11.0 million remains in our long-term liabilities as of September 30, 2024.

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

Our module collection and recycling liability was $139.0 million and $135.1 million as of September 30, 2024 and December 31, 2023, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

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

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Plaintiff”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. In April 2023, we commenced an Inter Partes Review (“IPR”) before the United States Patent and Trademark Office seeking to invalidate such claims. In November 2023, the United States Patent Trial and Appeal Board declined to hear the First Solar IPR. In July 2024, Plaintiff’s counsel filed a motion seeking to withdraw as counsel. The court granted the motion and issued a 45-day stay of all proceedings while Plaintiff seeks new representation. In September 2024, Plaintiff filed a motion seeking a stay of all proceedings for 90 days, claiming health issues. The court granted the motion and issued an additional stay of all proceedings until January 2025. Because all case discovery has been stayed, at this time we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of September 30, 2024, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of September 30, 2024. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023, and, as a result, the $21.8 million award has been vacated and a new trial will be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. The parties are awaiting a briefing schedule from the Appellate Court.

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

11. Revenue from Contracts with Customers

We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. Our customer contracts generally contain provisions that require us to pay the customer liquidated damages if we fail to deliver modules by scheduled dates or if we fail to deliver modules that meet certain U.S. domestic content requirements. We recognize these liquidated damages as a reduction of revenue in the period we transfer control of the modules to the customer. Our customer contracts also generally contain provisions that entitle us to a termination payment if the customer defaults on its contractual obligations and we terminate the contract. We account for such terminations as contract modifications in the period in which the contract is terminated. We recognize revenue for bill-and-hold arrangements at the point in time the customer obtains control of the modules when all of the following criteria have been met: (i) the arrangement is substantive, (ii) the modules are segregated and identified separately as belonging to the customer, (iii) the modules are ready for physical transfer to the customer, and (iv) we do not have the ability to use the modules or direct them to another customer.

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the nine months ended September 30, 2024 (in thousands):

	September 30, 2024	December 31, 2023	Nine Month Change
Deferred revenue	$1,965,381	$2,005,183	$(39,802)	(2)%

During the nine months ended September 30, 2024, our contract liabilities decreased by $39.8 million primarily due to the recognition of revenue for sales of solar modules for which payment was received in prior years, partially offset by advance payments received in the current year for future sales of solar modules. During the nine months ended September 30, 2024 and 2023, we recognized revenue of $284.0 million and $320.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of September 30, 2024, we had entered into contracts with customers for the future sale of 72.8 GW of solar modules for an aggregate transaction price of $21.7 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of defined thresholds, (iii) changes to certain commodity prices, and (iv) the module wattage committed for delivery, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

See Note 16. “Segment Reporting” for the disaggregation of revenue by reportable segment.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$505	$1,238	$2,920	$3,513
Selling, general and administrative	5,610	5,905	16,484	16,668
Research and development	677	1,047	2,603	2,959
Production start-up	4	8	(20)	69
Total share-based compensation expense	$6,796	$8,198	$21,987	$23,209

As of September 30, 2024, we had $35.3 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.2 years.

In March 2020 and May 2021, the compensation committee of our board of directors approved grants of performance units (“PU” or “PUs”) for key executive officers to be earned over multi-year performance periods, which ended in December 2022 and December 2023, respectively. Vesting of the 2020 and 2021 grants of PUs was contingent upon the specific attainment targets of each grant, which targets include metrics such as contracted revenue, module wattage, return on capital, cost per watt, incremental average selling price, and operating income metrics. In March 2023, the compensation committee certified the achievement of the vesting conditions applicable to the 2020 grants, which approximated the target level of performance. In February 2024, the compensation committee certified the achievement of the vesting conditions applicable to the 2021 grants, which approximated the maximum level of performance. Accordingly, each participant received one share of common stock for each vested PU granted, net of any tax withholdings.

In March 2022, March 2023, and March 2024, the compensation committee approved additional grants of PUs for key executive officers; such grants are expected to be earned over a multi-year performance period ending in December 2024, December 2025, and December 2026, respectively. Vesting of the 2022, 2023, and 2024 grants of PUs is contingent upon the specific attainment targets of each grant, which targets include metrics such as contracted revenue, cost per watt, return on capital, production, incremental average selling price, and operating margin metrics.

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

Our effective tax rate was 6.4% for the nine months ended September 30, 2024 and 2023. Although the effective tax rate was consistent across both periods, we identified certain primary drivers, which included (i) lower excess tax benefits associated with share-based compensation and (ii) a higher inclusion percentage of Global Intangible Low-Taxed Income, net of the applicable Section 250 deduction, partially offset by (iii) higher income earned in low tax jurisdictions. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law changes associated with the IRA described above.

During the nine months ended September 30, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary and recorded discrete tax expense of approximately $6 million. There were no other changes to our indefinite reinvestment assertions during the period.

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

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Chile, Singapore, the United States, and the States of Georgia and Tennessee. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

14. Net Income per Share

The calculation of basic and diluted net income per share for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income per share
Numerator:
Net income	$312,956	$268,398	$898,928	$481,538
Denominator:
Weighted-average common shares outstanding	107,049	106,834	107,015	106,795

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,049	106,834	107,015	106,795
Effect of restricted stock and performance units	513	664	499	531
Weighted-average shares used in computing diluted net income per share	107,562	107,498	107,514	107,326

Net income per share:
Basic	$2.92	$2.51	$8.40	$4.51
Diluted	$2.91	$2.50	$8.36	$4.49

There were no anti-dilutive shares for the three and nine months ended September 30, 2024 and 2023.

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2024 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Marketable Securities and Restricted Marketable Securities	Unrealized Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2023	$(118,366)	$(54,610)	$(1,155)	$(174,131)
Other comprehensive (loss) income before reclassifications	(2,218)	6,815	(1,094)	3,503
Amounts reclassified from accumulated other comprehensive loss	516	(11)	1,715	2,220
Net tax effect	—	(321)	(131)	(452)
Net other comprehensive (loss) income	(1,702)	6,483	490	5,271
Balance as of September 30, 2024	$(120,068)	$(48,127)	$(665)	$(168,860)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$—	$—	$—	$146
Foreign currency translation adjustment	Other expense, net	(516)	(1,005)	(516)	(1,015)
Total foreign currency translation adjustment		(516)	(1,005)	(516)	(869)
Unrealized gain (loss) on marketable securities and restricted marketable securities	Other expense, net	—	—	11	(9)
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	(220)	(911)	(1,715)	(5,576)
Total loss reclassified		$(736)	$(1,916)	$(2,220)	$(6,454)

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

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023 (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Modules	Other	Total	Modules	Other	Total
Net sales	$886,655	$1,013	$887,668	$800,393	$697	$801,090
Gross profit (loss)	448,381	(3,070)	445,311	367,359	8,816	376,175
Depreciation and amortization expense	92,552	3	92,555	76,991	2	76,993

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Modules	Other	Total	Modules	Other	Total
Net sales	$2,688,854	$3,404	$2,692,258	$2,139,220	$20,829	$2,160,049
Gross profit (loss)	1,292,882	(2,679)	1,290,203	776,170	22,476	798,646
Depreciation and amortization expense	260,046	9	260,055	211,161	6	211,167

	September 30, 2024			December 31, 2023
	Modules	Other	Total	Modules	Other	Total
Goodwill	$29,585	$—	$29,585	$29,687	$—	$29,687

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties and anticipated claims thereunder, solar module technology and cost reduction roadmaps, product reliability, investments, and capital expenditures; our ability to successfully integrate an acquired business; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity worldwide, including the construction of new manufacturing facilities in the United States and related increases in manufacturing capacity; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; R&D programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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
•our ability to incorporate technology improvements into our manufacturing process, including the implementation of our copper replacement (“CuRe”) program;

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

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. We recently commenced operations at our fourth manufacturing facility in the United States and are in the process of expanding our manufacturing capacity, including the construction of our fifth manufacturing facility in the United States, which is expected to commence operations in the second half of 2025. With a global footprint that spans the United States, India, Malaysia, and Vietnam, we expect to have an annual manufacturing capacity of over 25 GW by 2026.

Certain of our financial results and other key operational developments for the three months ended September 30, 2024 include the following:

•Net sales for the three months ended September 30, 2024 increased by 11% to $0.9 billion compared to $0.8 billion for the same period in 2023. The increase was primarily driven by an increase in the volume of modules sold to third parties and termination payments associated with certain customer contract terminations in the U.S. and India, partially offset by a current period reduction in revenue related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024. We currently believe the primary causes of the issues have been identified and we have taken actions to address such issues.

•Gross profit as a percentage of net sales for the three months ended September 30, 2024 increased 3.2 percentage points to 50.2% from 47.0% for the same period in 2023. The increase in gross profit was primarily due to termination payments associated with certain customer contract terminations in the U.S. and India and a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, partially offset by a current period reduction in revenue related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 and higher module storage costs.

•During the three months ended September 30, 2024, we commenced production of Series 7 modules at our first manufacturing facility in Alabama, bringing our total installed nameplate production capacity across all our facilities to approximately 19.4 GW. During the three months ended September 30, 2024, we produced 3.8 GW and sold 3.0 GW of solar modules. During 2024, we expect to produce between 15.6 GW and 15.9 GW and sell between 14.2 GW and 14.6 GW of solar modules.

•In July 2024, our dedicated R&D innovation center in Ohio was formally commissioned. This R&D facility features a high-tech pilot manufacturing line, which is expected to enable the production of full-sized prototypes of thin film and tandem PV modules, supporting the implementation of our technology roadmap.

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

Recently enacted government support programs have contributed and are expected to continue to contribute to this momentum by providing solar module manufacturers, project developers, and project owners with certain subsidies, such as grant funding provided by the U.S. Department of Energy, and tax incentives, such as tax credits available under the IRA, to accelerate the ongoing transition to clean energy. Among other things, the IRA (i) reinstates the 30% investment tax credit for qualifying solar projects that meet certain wage and apprenticeship requirements, (ii) extends the production tax credit to include energy generated from solar projects, (iii) provides incremental investment and production tax credits for solar projects that meet certain domestic content and location requirements, and (iv) offers tax credits for solar modules and solar module components manufactured in the United States and sold to third parties.

Supply and demand. As a result of the market opportunities described above, we recently commenced production of Series 7 modules at our first manufacturing facility in Alabama and are in the process of expanding our manufacturing capacity, including the construction of our fifth manufacturing facility in the United States, which is expected to commence operations in the second half of 2025. We continue to evaluate opportunities for future expansion worldwide. We believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States, India, and Europe, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. For example, certain large oil and gas and energy companies have experienced investor pressure to pursue returns commensurate with those currently associated with fossil fuel projects. Notwithstanding these considerations, utility and corporate demand for clean energy, and overall electric load growth, especially as a result of artificial intelligence-driven data center demand, continue to increase. In light of such market realities, we continue to advocate for industrial and trade policies that provide a level playing field for manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, the sustainability advantage of our modules, and our financial stability.

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

•Bifacial. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could potentially lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using monofacial solar modules. We recently began commercial production of bifacial solar modules at certain of our manufacturing facilities and delivered our first bifacial modules to customers. Our bifacial module features an innovative transparent back contact which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design lowers the operational temperature of the module, resulting in a higher energy yield.

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate capacity. We currently expect to complete the lead line implementation of our CuRe technology in late 2024 and intend to begin a phased replication of the technology across our fleet in late 2025.

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

•India. In March 2023, the government of India allocated financial incentives under the Production Linked Incentive (“PLI”) scheme to certain PV module manufacturers, including First Solar. The PLI scheme is expected to provide aggregate funding of INR 185 billion ($2.2 billion), of which INR 11.8 billion ($141 million) was allocated to First Solar, to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. Under the PLI scheme, manufacturers were selected through a competitive bid process and may be entitled to receive certain cash incentives over a five-year period following the commissioning of their manufacturing facilities. Among other things, such incentives are subject to attaining certain minimum thresholds for module efficiency and temperature coefficient and require that a certain proportion of raw materials be sourced from the domestic market. Such conditions will be evaluated on a quarterly basis from 2026 through 2031. At this time, it is uncertain to what extent we may qualify for such incentives.

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. The United States currently imposes antidumping and countervailing duties (“AD/CVDs”) on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVDs can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (“USDOC”), and a decline in duty rates or the USDOC’s failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar panels completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties apply to circumventing imports on or after June 6, 2024, as well as any circumventing imports prior to that date that are not used or installed on or before December 3, 2024. Our operating results could be adversely impacted if the USDOC and other U.S. government agencies do not enforce the affirmative circumvention rulings as expected or if pending litigation challenges result in a modification of the rulings. Conversely, effective enforcement could positively impact our operating results.

•United States. In October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD petitions with the USDOC and the U.S. International Trade Commission (“USITC”) related to aluminum extrusions from 15 countries. The USDOC and USITC have initiated investigations based on the petitions. We import certain items that appear to be within the scope of the investigations. The USITC issued affirmative preliminary AD/CVD determinations in November 2023, and its final AD/CVD determinations are expected to be announced on October 30, 2024. The USDOC issued preliminary and final AD determinations in May and September 2024, respectively, both of which found that our Malaysian supplier of aluminum extrusions was not dumping.

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. The investigations could potentially lead to the imposition of AD/CVD orders on such solar products. In June 2024, the USITC issued affirmative preliminary determinations. In early October 2024, the USDOC announced preliminary affirmative determinations in the CVD investigations, finding that silicon solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam are unfairly subsidized at rates ranging from de minimis to nearly 300%, depending on the particular foreign producer. The USDOC has imposed provisional CVDs accordingly. The USDOC is expected to announce preliminary determinations in the AD investigations in November 2024.

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

We generally price and sell our solar modules on a per watt basis. As of September 30, 2024, we had entered into contracts with customers for the future sale of 72.8 GW of solar modules for an aggregate transaction price of $21.7 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 37.3 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of September 30, 2024, the expected timing such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.7 billion, the majority of which would be recognized between 2026 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of defined thresholds and/or favorable or unfavorable price adjustments associated with changes to (i) certain commodity prices, (ii) the module wattage committed for delivery, and (iii) the volume of modules sold that meet certain U.S. domestic content requirements. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

We monitor our modules’ expected performance through quality and reliability testing, as well as actual performance in certain field installation sites. Any declines in the expected performance attributes of our modules could adversely impact our financial results due to declines in the average selling prices of our modules and additional margin compression. For example, the recently identified manufacturing issues affecting certain Series 7 modules may adversely impact the average selling prices of our modules or the carrying value of our inventories. These manufacturing issues may also increase product warranty claims by our customers to resolve the premature power loss in affected modules. The remediation of any identified issues in our manufacturing process may result in increased costs as we resolve the identified issues. Any future manufacturing issues, including any additional commitment made by us to remediate the affected modules beyond our limited warranty, could also adversely impact our reputation, financial position, operating results, and cash flows. We may also be subject to certain other risks and uncertainties surrounding module performance as described in Item 1A. “Risk Factors – Problems with product quality or performance may cause us to incur significant and/or unexpected contractual damages and/or warranty and related expenses, damage our market reputation, and prevent us from maintaining or increasing our market share.”

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. Additionally, we are in the process of expanding our manufacturing capacity by approximately 5.8 GW, including the construction of our fifth manufacturing facility in the United States, as well as capacity expansion at our existing facilities. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.8%	53.0%	52.1%	63.0%
Gross profit	50.2%	47.0%	47.9%	37.0%
Selling, general and administrative	5.2%	6.3%	5.2%	6.5%
Research and development	5.7%	5.1%	5.4%	5.0%
Production start-up	3.0%	1.5%	2.6%	2.5%
Litigation loss	—%	—%	—%	1.6%
Gain on sales of businesses, net	—%	—%	—%	—%
Operating income	36.3%	34.1%	34.8%	21.3%
Foreign currency loss, net	(0.6)%	(0.1)%	(0.7)%	(0.5)%
Interest income	2.5%	2.9%	2.8%	3.4%
Interest expense, net	(1.0)%	(0.5)%	(1.0)%	(0.3)%
Other expense, net	(0.3)%	(0.1)%	(0.2)%	(0.1)%
Income tax expense	(1.6)%	(2.8)%	(2.3)%	(1.5)%
Net income	35.3%	33.5%	33.4%	22.3%

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

Net sales

We generally price and sell our solar modules on a per watt basis. During the three and nine months ended September 30, 2024, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our modules business sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. Net sales from our residual business operations primarily consists of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems.

The following table shows net sales by reportable segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Modules	$886,655	$800,393	$86,262	11%	$2,688,854	$2,139,220	$549,634	26%
Other	1,013	697	316	45%	3,404	20,829	(17,425)	(84)%
Net sales	$887,668	$801,090	$86,578	11%	$2,692,258	$2,160,049	$532,209	25%

Net sales increased $86.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a 9% increase in the volume of modules sold to third parties and termination payments of $72.3 million associated with certain customer contract terminations in the U.S. and India, partially offset by a current period reduction in revenue of approximately $50 million related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024.

Net sales increased $532.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a 21% increase in the volume of modules sold to third parties and an increase in termination payments of $93.4 million associated with certain customer contract terminations in the U.S. and India, partially offset by approximately $50 million for the manufacturing issues discussed above and the recognition of contingent earnouts in the previous period for historical project sales related to our residual business operations.

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

The following table shows cost of sales by reportable segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Modules	$438,274	$433,034	$5,240	1%	$1,395,972	$1,363,050	$32,922	2%
Other	4,083	(8,119)	12,202	N/A	6,083	(1,647)	7,730	N/A
Cost of sales	$442,357	$424,915	$17,442	4%	$1,402,055	$1,361,403	$40,652	3%
% of net sales	49.8%	53.0%			52.1%	63.0%

Cost of sales increased $17.4 million, or 4%, and decreased 3.2 percentage points as a percent of net sales for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in cost of sales was driven by a $5.2 million increase in our modules segment cost of sales primarily due to (i) higher costs of $47.3 million due to an increase in the volume of modules sold and (ii) higher module storage costs of $22.6 million. These increases were partially offset by (iii) a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $60.4 million. The increase in cost of sales was also driven by (iv) a $12.2 million increase in our residual business operations’ cost of sales primarily due to a favorable prior period settlement with a former supplier, which resulted in an $8.4 million benefit to cost of sales.

Cost of sales increased $40.7 million, or 3%, and decreased 10.9 percentage points as a percent of net sales for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in cost of sales was driven by a $32.9 million increase in our modules segment cost of sales primarily due to (i) higher costs of $309.9 million due to an increase in the volume of modules sold and (ii) higher module storage costs of $66.5 million. These increases were partially offset by (iii) the recognition of the above-mentioned advanced manufacturing production credit, which decreased cost of sales by $288.3 million, (iv) lower sales freight of $36.1 million, and (v) lower production ramp costs of $30.0 million. The increase in cost of sales was also driven by (vi) a $7.7 million increase in our residual business operations’ cost of sales as operations continue to wind down.

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

The following table shows gross profit for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Gross profit	$445,311	$376,175	$69,136	18%	$1,290,203	$798,646	$491,557	62%
% of net sales	50.2%	47.0%			47.9%	37.0%

Gross profit as a percentage of net sales increased 3.2 percentage points to 50.2% during the three months ended September 30, 2024 from 47.0% during the three months ended September 30, 2023 primarily due to (i) termination payments associated with certain customer contract terminations in the U.S. and India and (ii) a higher sales mix of modules qualifying for the advanced manufacturing production credit described above. These increases were partially offset by (iii) a current period reduction in revenue related to the previously described manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 and (iv) higher module storage costs.

Gross profit as a percentage of net sales increased 10.9 percentage points to 47.9% during the nine months ended September 30, 2024 from 37.0% during the nine months ended September 30, 2023 primarily due to (i) a higher sales mix of modules qualifying for the advanced manufacturing production credit described above, (ii) the customer contract termination payments described above, and (iii) an increase in the volume of modules sold. These increases were partially offset by (iv) higher module storage costs and (v) a current period reduction in revenue related to the previously described manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Selling, general and administrative	$46,293	$50,172	$(3,879)	(8)%	$138,680	$140,528	$(1,848)	(1)%
% of net sales	5.2%	6.3%			5.2%	6.5%

Selling, general and administrative expense for the three and nine months ended September 30, 2024 decreased compared to the three and nine months ended September 30, 2023 primarily due to lower employee bonus expense and lower expected credit losses, partially offset by higher costs for certain legal matters and consulting services.

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

The following table shows research and development expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Research and development	$50,197	$41,190	$9,007	22%	$144,876	$108,445	$36,431	34%
% of net sales	5.7%	5.1%			5.4%	5.0%

Research and development expense for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023 primarily due to higher depreciation and maintenance costs resulting from our significant investments in R&D facilities and equipment.

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

The following table shows production start-up expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Production start-up	$26,822	$12,059	$14,763	122%	$69,681	$54,930	$14,751	27%
% of net sales	3.0%	1.5%			2.6%	2.5%

During the three and nine months ended September 30, 2024, we incurred production start-up expense primarily for our fourth manufacturing facility in the U.S., which commenced operations during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, which commenced operations during 2023.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Foreign currency loss, net	$(5,158)	$(987)	$(4,171)	423%	$(17,665)	$(11,586)	$(6,079)	52%

Foreign currency loss, net for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023 largely due to higher costs associated with hedging activities related to our subsidiaries in India and certain other subsidiaries with exposure to the Euro.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Interest income	$22,580	$23,254	$(674)	(3)%	$74,424	$74,102	$322	—%

Interest income for the three and nine months ended September 30, 2024 was consistent with the three and nine months ended September 30, 2023.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Interest expense, net	$(9,008)	$(3,734)	$(5,274)	141%	$(27,983)	$(5,897)	$(22,086)	375%

Interest expense, net for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023 primarily due to additional borrowing under various arrangements in India.

Other expense, net

Other expense, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other expense, net for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Other expense, net	$(3,071)	$(1,033)	$(2,038)	197%	$(6,435)	$(1,492)	$(4,943)	331%

Other expense, net for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023 primarily due to commitment fees on our Revolving Credit Facility and costs associated with the liquidation of certain inactive legal entities.

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

The following table shows income tax expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Three Month Change		2024	2023	Nine Month Change
Income tax expense	$(14,386)	$(22,067)	$7,681	(35)%	$(61,064)	$(33,071)	$(27,993)	85%
Effective tax rate	4.4%	7.6%			6.4%	6.4%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period. During the nine months ended September 30, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary and recorded discrete tax expense of approximately $6 million. There were no other changes to our indefinite reinvestment assertions during the period.

Income tax expense decreased $7.7 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to higher prior period losses in certain jurisdictions for which no tax benefit could be recorded, partially offset by higher pretax income and the effect of tax law changes associated with the proposed FTC regulations.

Income tax expense increased $28.0 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher pretax income, lower excess tax benefits associated with share-based compensation, and the discrete tax expense associated with the reversal of our indefinite reinvestment assertion described above, partially offset by higher prior period losses in certain jurisdictions for which no tax benefit could be recorded.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our accounting policies during the nine months ended September 30, 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which requires greater disaggregation of an entity’s income tax disclosures. Among other things, ASU 2023-09 requires entities to disclose (i) specific categories in the effective tax rate reconciliation, (ii) pretax income or loss from continuing operations, separated between domestic and foreign jurisdictions, (iii) income tax expense or benefit from continuing operations, separated by federal, state, and foreign jurisdictions, and (iv) income taxes paid to federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024; although early adoption is permitted, we do not intend to do so. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and associated disclosures.

Liquidity and Capital Resources

As of September 30, 2024, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, which is unused as of September 30, 2024. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of September 30, 2024, we had $1.3 billion in cash, cash equivalents, and marketable securities compared to $2.1 billion as of December 31, 2023. This decrease was primarily driven by purchases of property, plant and equipment for our U.S. and Indian facilities, various operating expenditures, and certain advance payments for raw materials, partially offset by proceeds from the sale of Section 45X tax credits and net cash receipts from module sales. As of September 30, 2024 and December 31, 2023, $0.5 billion and $1.2 billion of our cash, cash equivalents, and marketable securities, respectively, was held by our foreign subsidiaries and was primarily based in U.S. dollar denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of September 30, 2024. During the nine months ended September 30, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary, allowing us to repatriate $1.0 billion of offshore funds to support our strategic investments in the United States. Our worldwide cash may also be affected by changes to foreign government banking regulations that restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Although we compete in markets that do not require solar-specific government subsidies or support programs, such incentives continue to influence the demand for PV solar energy around the world. For example, the financial incentives provided by the IRA are expected to increase both the demand for, and the domestic manufacturing of, solar modules in the United States. We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. In December 2023, we entered into an agreement with Fiserv for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received the full cash proceeds during the nine months ended September 30, 2024. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased demand for our products, we commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India during 2023 and at our first manufacturing facility in Alabama during the three months ended September 30, 2024. We are in the process of expanding our manufacturing capacity, including the construction of our fifth manufacturing facility in the United States, which is expected to commence operations in the second half of 2025. We anticipate our remaining investment in this U.S. facility to be approximately $0.9 billion, which is expected to be incurred throughout 2024 and 2025. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, the advanced manufacturing production credit described above, and/or near-term bridge financing instruments.

In addition to the expansion described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, including the completion of a dedicated R&D innovation center in the United States to support the implementation of our technology roadmap. This facility features a high-tech pilot manufacturing line, which is expected to enable the production of full-sized prototypes of thin film and tandem PV modules. Such R&D facility was commissioned in July 2024. During 2024, we expect to spend approximately $1.6 billion for capital expenditures, including the new facilities mentioned above, and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We have also committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules or increase our manufacturing costs. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass and cover glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination penalties (which, in aggregate, are up to $503.5 million as of September 30, 2024 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of September 30, 2024, such funds were comprised of restricted marketable securities of $211.1 million and associated restricted cash and cash equivalents balances of $4.5 million. As of September 30, 2024, our module collection and recycling liability was $139.0 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of September 30, 2024, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$407,003	$41,151
Net cash used in investing activities	(1,341,921)	(299,630)
Net cash (used in) provided by financing activities	(5,879)	276,114
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,805)	(855)
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(943,602)	$16,780

Operating Activities

The increase in net cash provided by operating activities was primarily driven by proceeds from the sale of Section 45X tax credits and higher cash receipts from module sales in the current period, partially offset by an increase in payments made to suppliers compared to the prior period.

Investing Activities

The increase in net cash used in investing activities was primarily due to lower proceeds from the sales and maturities of marketable securities in the current period and higher purchases of property, plant and equipment in the current period for our U.S. and Indian facilities, partially offset by lower purchases of marketable securities and restricted marketable securities in the current period.

Financing Activities

The decrease in net cash provided by financing activities was primarily due to repayment of debt in the current period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. Except for the risk factor set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

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

We have identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. We currently believe the primary causes of the issues have been identified and we have taken actions to address such issues. The ultimate loss we will incur for these manufacturing issues will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any additional commitments we may make to remediate the affected modules. Based on currently available information and certain assumptions and estimates, we believe a reasonable estimate of the aggregate losses related to these manufacturing issues will range from approximately $50 million to $100 million. At this time, no individual amount within that range is a better estimate than any other amount. Accordingly, we increased our product warranty liability by the low end of the range. The estimated range set forth above was based on our evaluation of the currently available information, including select samples of module performance data from several locations, the estimated number of affected modules, and projections of probable costs to remediate the issues. If any of our estimates or assumptions related to the above referenced manufacturing issues are not accurate, we may be required to accrue additional expenses, which could adversely impact our reputation, financial position, operating results, and cash flows.

If any of the other assumptions used in estimating our module warranties prove incorrect, we may also be required to accrue additional expenses, which could adversely impact our financial position, operating results, and cash flows. Although we have taken significant precautions to avoid future manufacturing issues from occurring, any manufacturing issues, including any additional commitments made by us to take remediation actions in respect of affected modules beyond the stated remedies in our warranties, could also adversely impact our reputation, financial position, operating results, and cash flows.

Although our module performance warranties extend for up to 30 years, our oldest solar modules manufactured during the qualification of our pilot production line have only been in use since 2001. Accordingly, our warranties are based on a variety of quality and life tests that enable predictions of durability and future performance. These predictions, however, could prove to be materially different from the actual performance during the warranty period, causing us to incur substantial expense to repair or replace defective solar modules or provide financial remuneration in the future. For example, our solar modules could suffer various failures, including breakage, delamination, corrosion, or performance degradation in excess of expectations, and our manufacturing operations or supply chain could be subject to material or process variations that could cause affected modules to fail or underperform compared to our expectations. These risks could be amplified as we implement design and process changes in connection with our efforts to improve our products and module wattage as part of our long-term strategic plans. In addition, if we increase the number of installations in extreme climates, we may experience increased failure rates due to deployment into such field conditions. Any widespread product failures may damage our market reputation, cause our net sales to decline, require us to repair or replace the defective modules or provide financial remuneration, and result in us taking voluntary remedial measures beyond those required by our standard warranty terms to enhance customer satisfaction, which could have a material adverse effect on our reputation, financial position, operating results, and cash flows.

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

In addition to our limited solar module warranties described above, for PV solar power systems we have constructed for customers in prior periods, we have provided limited warranties for defects in engineering design, installation, and balance of systems (“BoS”) part workmanship for a period of one to two years following the substantial completion of a system or a block within the system. BoS parts represent mounting, electrical, and other parts used in PV solar power systems. In resolving claims under such BoS warranties, we have the option of remedying the defect through repair or replacement. As with our modules, these warranties are based on a variety of quality and life tests that enable predictions of durability and future performance. Any underperformance or failures in BoS equipment beyond our expectations may also adversely impact our reputation, financial position, operating results, and cash flows.

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

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2024, none of our officers or directors adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Markus Gloeckler	Chief Technology Officer	Adoption	August 1, 2024	December 31, 2024	4,973
Caroline Stockdale	Chief People & Communications Officer	Adoption	August 16, 2024	August 15, 2025	9,942
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

FIRST SOLAR, INC.

Date: October 29, 2024	By:	/s/ BYRON JEFFERS
	Name:	Byron Jeffers
	Title:	Chief Accounting Officer