Form 10-K
period 2024-12-31
FIRST SOLAR, INC.
filed 2025-02-25
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $24.0 billion (based on the closing price of the registrant’s common stock on that date). As of February 21, 2025, 107,062,105 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

FIRST SOLAR, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

Throughout this Annual Report on Form 10-K, we refer to First Solar, Inc. and its consolidated subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in megawatts (“MW”) and gigawatts (“GW”).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties and anticipated claims thereunder, solar module technology and cost reduction roadmaps, product reliability, investments, and capital expenditures; our ability to successfully integrate an acquired business; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity worldwide, including the construction of new manufacturing facilities in the United States and related increases in manufacturing capacity; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; research and development programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; our ability to enforce our intellectual property rights; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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
•the reduction, elimination, or expiration of government subsidies, policies, and incentive programs for solar energy projects and other renewable energy projects;
•the impact of public policies, such as tariffs, export controls, or other trade remedies imposed on solar cells and modules;
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
•general economic and business conditions, including those influenced by U.S., international, and geopolitical events and conflicts;
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
•future collection and recycling costs for solar modules covered by our module collection and recycling program, or otherwise as required by external laws and regulation;
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

PART I

Item 1. Business

Company Overview

We are America’s leading photovoltaic (“PV”) solar technology and manufacturing company. The only U.S.-headquartered company among the world’s largest solar manufacturers, First Solar is focused on competitively and reliably enabling power generation needs with our advanced, thin film PV technology. Developed at research and development (“R&D”) labs in California and Ohio, the Company’s technology represents the next generation of solar power generation, providing a competitive, high-performance, and responsibly produced alternative to conventional crystalline silicon PV solar modules. Our PV solar modules are produced using a fully integrated, continuous process that does not rely on Chinese crystalline silicon supply chains.

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. In addressing the overall global demand for electricity, PV solar modules provide energy at a lower levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life, when compared to traditional forms of energy generation. With approximately $2 billion in cumulative R&D investments in the last 20 years, we have a demonstrated history of innovation and continuous improvement. We believe our strategies and points of differentiation provide the foundation for our competitive position and enable us to remain one of the preferred providers of PV solar modules.

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

In addition to these technological advantages, we also warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor that is generally between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years. As a result of these and other factors, our solar modules can produce more annual energy in real-world operating conditions than conventional crystalline silicon modules with the same nameplate capacity.

Manufacturing Process and Distributed Manufacturing Presence

Our modules combine our leading-edge CdTe technology with the manufacturing excellence and quality control that comes from being the world’s most experienced producer of thin film PV solar modules. With more than 75 GW of modules sold worldwide, we have a demonstrated history of manufacturing success and innovation. Our global manufacturing footprint includes facilities in the United States, Malaysia, Vietnam, and India. During 2023, we commenced production of our Series 7TM (“Series 7”) modules at our third manufacturing facility in Ohio and our first manufacturing facility in India, which combine our thin film CdTe technology with a larger form factor and an innovative steel back rail mounting structure that reduces module installation time. During 2024, we commenced production of Series 7 modules at our first manufacturing facility in Alabama, bringing our total installed nameplate production capacity across all our facilities to approximately 21 GW. Additionally, we are in the process of expanding our manufacturing capacity by approximately 4 GW, including the construction of our fifth U.S. manufacturing facility, which is expected to commence operations in the second half of 2025.

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

This proprietary production process includes the following three stages: (i) the deposition stage, (ii) the cell definition and treatment stage, and (iii) the assembly and test stage. In the deposition stage, panels of transparent oxide-coated glass are robotically loaded onto the production line where they are cleaned, laser-mark identified with a serial number, heated, and coated with thin layers of semiconductor material, including CdTe, using our vapor transport deposition technology, after which the semiconductor-coated plates are cooled rapidly to increase glass strength. In the cell definition and treatment stage, we use high-speed lasers to transform the large continuous semiconductor coating on the glass plate into a series of interconnected cells that deliver the desired current and voltage output. In this stage, we also treat the semiconductor film using certain chemistries and processes to improve the device’s performance and apply a back contact. In the assembly and test stage, we apply busbars, inter-layer material, and a rear glass cover sheet that is laminated to encapsulate the device. We then apply anti-reflective coating material to the substrate glass to further improve the module’s performance by increasing its ability to absorb sunlight. Finally, junction boxes, termination wires, and a frame are applied to complete the module assembly.

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

Research and Development

Our R&D model differentiates us from much of our competition due to its vertical integration, from advanced research to product development, manufacturing, and applications. We continue to devote substantial resources to our R&D efforts, which generally focus on continually improving the wattage and energy yield of our solar modules. We also have R&D programs to improve module durability and manufacturing efficiencies, including throughput, volume ramp, and material cost reduction. We continue to invest significant financial resources in such initiatives, including the construction of a dedicated perovskite development line and a dedicated R&D innovation center in Ohio, which was formally commissioned during 2024. This R&D innovation center, which features a high-

volume manufacturing scale production pilot line, is expected to enable the production of full-sized prototypes of thin film and tandem PV modules, supporting the implementation of our technology roadmap. Based on publicly available information, we are one of the leaders in R&D investment among PV solar module manufacturers.

In the course of our R&D activities, we explore various technologies in our efforts to sustain competitive differentiation in our modules. We primarily conduct our R&D activities and qualify process and product improvements for full production at our Perrysburg, Ohio facilities and systematically deploy them to our other facilities. We believe our systematic approach to technology change management enables continuous improvements and ensures uniform adoption across our production lines. In addition, our production lines are replicas or near replicas of each other and, as a result, a process or production improvement on one line can be rapidly and reliably replicated across other production lines.

We regularly produce research cells in our laboratories, some of which are tested for performance and certified by independent labs, such as the National Renewable Energy Laboratory. Cell efficiency measures the proportion of light converted to electricity in a single solar cell under standard test conditions. Our research cells are produced using laboratory equipment and methods and are not intended to be representative of our manufacturing capability. We currently hold two world records for CdTe PV cell efficiency, achieving an independently certified research cell efficiency of 23.1% and a module aperture area efficiency of 19.9%. We continue to evaluate opportunities to develop and leverage other solar cell technologies in multi-junction applications consisting of CdTe, or other materials, including thin film technologies. For example, during 2023, we acquired Evolar AB (“Evolar”), a European developer of perovskite technology. This acquisition is expected to accelerate the development of high efficiency multi-junction devices by integrating Evolar’s expertise with First Solar’s existing R&D capabilities. We believe such multi-junction applications have the potential to significantly increase the efficiency of PV modules beyond the limits of traditional single-junction devices.

Responsible Solar

We are committed to enhancing the social and economic benefits of our products and reducing our carbon footprint. Our thin film modules are manufactured through an integrated process that uses less energy, water, and semiconductor material than conventional crystalline silicon modules. Our thin film module technology has the fastest energy payback time, smallest carbon footprint, and lowest water use of any commercially available PV solar technology, measured on a lifecycle basis that accounts for the energy, raw materials, water usage, and transportation across the supply chain, manufacturing process, and end-of-life module recycling.

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

First Solar modules are designed for high-value recycling to maximize material recovery and contribute to a circular economy. Our recycling process recovers more than 90% of module materials for reuse, providing high quality secondary resources for new solar modules and other glass, rubber, and aluminum products. First Solar has a unique and long-standing leadership position in PV recycling, having established the industry’s first global recycling program in 2005 and recycled approximately 400,000 metric tons of PV modules to date.

Financial Stability

In addition to our responsible solar commitments, we are also committed to creating long-term shareholder value through a decision-making framework that delivers a balance of growth, profitability, and liquidity. This framework has enabled us to fund our module manufacturing and capacity expansion initiatives primarily using cash flows generated by our operations and by maintaining appropriate debt levels based on cash flow expectations. Our financial stability provides strategic optionality as we evaluate how to invest in our business and generate returns for our shareholders. Our financial stability also enables us to offer meaningful warranties, which provide us with a competitive advantage relative to many of our peers in the solar industry. Furthermore, we expect our financial discipline and ability to manage operating costs to enhance our profitability as we continue to scale our business.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous benefits, including economic and speed of deployment, that make it an attractive complement to or substitute for traditional forms of energy generation. In recent years, the cost of producing electricity from PV solar power systems has decreased to levels that are competitive with or below the wholesale price of electricity in many markets. Other technological developments in the renewable energy industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. As a result of these and other factors, worldwide solar markets continue to develop and expand.

Government incentive programs, such as the Inflation Reduction Act of 2022 (the “IRA”), have contributed to this momentum by providing solar module manufacturers, project developers, and project owners with various incentives to accelerate the deployment of solar power generation. Among other things, the IRA (i) reinstates the 30% investment tax credit for qualifying solar projects that meet certain wage and apprenticeship requirements, (ii) extends the production tax credit (“PTC”) to include energy generated from solar projects, (iii) provides incremental investment and production tax credits for solar projects that meet certain domestic content and location requirements, and (iv) offers tax credits for solar modules and solar module components manufactured in the United States and sold to third parties. In light of such regulatory developments, we have recently commenced or completed certain manufacturing expansion activities in the United States and India and continue to evaluate opportunities for future expansion worldwide, as described below under “Global Markets.” For more information about certain risks associated with the IRA, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”

Internationally, given the combination of (i) a European Union market captured by Chinese solar modules, which pricing is at levels near or below manufacturing costs, (ii) an India market effectively closed to Southeast Asian finished goods, (iii) the uncertain U.S. policy environment following the 2024 U.S. elections, and (iv) a supply and demand imbalance for Southeast Asian product, we have decided to reduce production output of our Series 6 modules at our manufacturing facilities in Malaysia and Vietnam by a combined total of 1 GW in 2025. Although module average selling prices in many global markets continue to decline, recent module pricing in the United States, our primary market, has been relatively stable due, in part, to the demand for domestically manufactured modules as a result of the IRA. In light of such market realities, we continue to advocate for industrial and trade policies that provide a level playing field for domestic manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, our commitment to responsible solar, and our financial stability.

Global Markets

Energy markets are, by their nature, localized, with different factors impacting electricity generation and demand in a particular region or for a particular application. Further, overall electric load growth, especially as a result of artificial intelligence (“AI”)-driven data center demand, continues to increase. Accordingly, our business is evolving worldwide and is shaped by the varying ways in which our modules can provide compelling and economically viable solutions to energy needs in various markets. We are currently focusing on markets, including those listed below, in which our CdTe solar modules provide certain advantages over conventional crystalline silicon solar modules, including (i) high insolation climates in which our modules provide a superior temperature coefficient, (ii)

humid environments in which our modules provide a superior spectral response, (iii) markets that value responsible sourcing through transparent supply chain reporting and ethical business practices, and (iv) markets that promote renewable energy investments through supportive policy environments. To the extent our production capacity expands in future periods, and policy environments are supportive, we have the potential to extend our focus to additional geographic markets.

United States. Multiple markets within the United States, which accounted for 93% of our 2024 net sales, exemplify favorable characteristics for a solar market, including (i) sizeable and growing electricity needs, driven largely by data center demand; (ii) strong demand for renewable energy generation; (iii) abundant solar resources; and (iv) demand for domestically manufactured modules. In those areas and applications in which these factors are more pronounced, our PV solar modules compete favorably on an economic basis with traditional forms of energy generation. The market penetration of PV solar is also impacted by certain federal and state incentive programs described below under “Incentive Programs.” The U.S. currently has an installed solar generation capacity of approximately 220 GW, and, in 2024 alone, the U.S. installed an estimated 32 GW of utility-scale solar capacity. Following the 2024 U.S. elections, the new U.S. Presidential administration has committed to an economic mandate focused on growth, reducing inflation, reshoring manufacturing and jobs, and championing innovation, including AI. The U.S. is expected to need approximately 128 GW of new power generation capacity by 2029 to meet high summer peak demand, the majority of which is expected to be driven by data center growth. As a result of such market opportunities, we are in the process of expanding our U.S. manufacturing capacity, including the construction of our fifth U.S. manufacturing facility, which is expected to commence operations in the second half of 2025.

India. India continues to represent one of the largest and fastest growing markets for PV solar energy with an installed solar generation capacity of approximately 98 GW. In addition, the government has established aggressive renewable energy targets, which include increasing the country’s overall renewable energy capacity to 500 GW by 2030, becoming energy independent by 2047, and establishing a net-zero carbon emissions target by 2070. Based on these targets, it is projected that the installed solar energy generation capacity will be approximately 280 GW by 2030. The government has also announced a series of policy and regulatory measures to incentivize domestic manufacturing of PV solar modules, as described below under “Incentive Programs.” These targets, policies, and regulatory measures are expected to help create significant and sustained demand for PV solar energy. In addition to these factors, our CdTe solar technology is well suited for the India market given its hot and humid climate conditions. As a result of such market opportunities and renewable targets, we recently expanded production of Series 7 modules at our first manufacturing facility in India, bringing our total installed nameplate production capacity in the country to 3.2 GW.

Incentive Programs

Although we compete in markets that do not require solar-specific government incentive programs, our net sales and profits remain subject to variability based on the scope of tax and production incentives, renewable portfolio standards, tendering systems, and other support programs intended to stimulate economies, achieve decarbonization initiatives, and/or establish greater energy independence. Such programs continue to influence the demand for PV solar energy around the world.

United States. In the United States, incentive programs exist at both the federal and state levels and may take the form of investment and production tax credits, sales and property tax exemptions and abatements, and/or renewable energy targets. However, the potential policies of the new U.S. presidential administration and Congress have raised some uncertainty as to such incentive programs. For more information about certain risks associated with such incentives, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” and “Risk Factors – Existing regulations and policies, changes thereto, and new regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV solar products, which may significantly reduce demand for our modules.” For more information about pending and ongoing developments related to the IRA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties.” Government incentives include the following:

•Advanced Manufacturing Production Credit. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing energy transition. The provisions of the IRA are generally effective for tax years beginning after 2022. As discussed above, the IRA offers various tax credits, including the advanced manufacturing production credit, pursuant to Section 45X of the Internal Revenue Code (the “IRC”), for solar modules and certain solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party and is available from 2023 through 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Such financial incentives are expected to increase both the demand for, and the domestic manufacturing of, solar modules and solar module components in the United States. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” For more information about pending and ongoing developments related to the IRA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties.”

•Investment and Production Tax Credits. At the federal level, investment and production tax credits for business and residential solar systems have gone through cycles of enactment and expiration over several decades. The current federal energy investment tax credit (“ITC”) for solar energy property requires projects to meet certain wage and apprenticeship requirements and to have commenced construction by a certain date, which may be achieved by certain qualifying procurement activities. In 2022, the U.S. Congress reinstated the 30% ITC as part of the IRA discussed above. Similarly, the IRA extended the renewable electricity PTC, which provides a tax credit for electricity generated by solar and other qualifying technologies for the first 10 years of a system’s operations. Both the ITC and PTC are available until a four-year phase down is triggered, which occurs at the later of 2032 or the year in which power-sector emissions are 25% of 2022 levels. The ITC and PTC have been important economic drivers of solar installations and qualifying procurement activities in the United States. The positive impact of the ITC and PTC depends, in large part, on the availability of tax equity for project financing or the ability to transfer such credits to other taxpayers.

•R&D Grants. The U.S. Department of Energy, though its Solar Energy Technologies Office (“SETO”), funds various solar energy R&D projects, including PV, system integration, and manufacturing initiatives, among others. In September 2023, SETO announced the Advancing U.S. Thin-Film Solar Photovoltaics Funding Opportunity, which provides incentives for qualifying solar R&D projects related to CdTe development and the manufacturing of perovskite tandem PV products. In May 2024, SETO announced the award recipients for this funding opportunity, which included First Solar. These grants are intended to accelerate and expand domestic solar R&D to strengthen U.S. solar manufacturing and contribute to renewable energy targets.

India. In India, incentives at both the federal and state levels have contributed to growth in domestic PV solar module manufacturing and solar energy installations. Such incentives include the following:

•Production Linked Incentive. In March 2023, the government of India allocated financial incentives under the Production Linked Incentive (“PLI”) scheme to certain PV module manufacturers, including First Solar. The PLI scheme is expected to provide aggregate funding of INR 185 billion ($2.2 billion), which is intended to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. For more information about pending and ongoing developments related to the PLI, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties.”

Various proposed and contemplated environmental and tax policies may create regulatory uncertainty in the renewable energy sector, including the solar energy sector, and may lead to a reduction or removal of various clean energy programs and initiatives designed to curtail climate change. For more information about the risks associated with these potential government actions, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

Modules Business

Our primary segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Since the inception of First Solar, our modules have used our advanced thin film semiconductor technology. Our Series 6 Plus module is a glass laminate approximately 4ft x 6ft in size that encapsulates thin film PV semiconductor materials. Our Series 7 module has a larger form factor of approximately 4ft x 7ft in size. At the end of 2024, our Series 6 Plus and Series 7 modules had an average power output of 459 watts and 531 watts, respectively.

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

Customers

Our customers include system developers, independent power producers, utilities, commercial and industrial companies, and other system owners and operators. During 2024, our third-party module sales represented approximately 100% of our total net sales, and we sold the majority of our solar modules to customers with projects in the United States. During 2024, no customer accounted for more than 10% of our modules business net sales. For more information about risks related to our customers, see Item 1A. “Risk Factors – The loss of any of our large customers, or the inability of our customers and counterparties to perform under their contracts with us, could significantly reduce our net sales and negatively impact our results of operations.”

We continue to focus on certain key geographic markets, particularly in areas with abundant solar resources and sizable electricity demand, and additional customer relationships to diversify our customer base. The wholesale commercial and industrial market continues to represent a promising opportunity for the widespread adoption of PV solar technology as corporations undertake certain sustainability commitments. The demand for corporate renewables continues to accelerate, with corporations worldwide committing to the RE100 campaign. We believe we also have a competitive advantage in the commercial and industrial market due to many customers’ sensitivity to the sustainability, experience, and financial stability of their suppliers and geographically diverse operating locations. With our financial strength, global footprint, and commitment to responsible solar, we are well positioned to meet these needs.

Additionally, the increase of utility-owned generation and overall electric load growth, especially as a result of AI-driven data center demand, have expanded the number of potential buyers of our modules as such utility and data center customers benefit from a potentially low cost of capital available through rate-based utility investments. Given their long-term ownership profiles, these customers typically seek to partner with stable companies that can provide low-cost alternatives to, or replacements for, aging fossil fuel-based generation resources, including reliable PV solar technology, thereby mitigating their long-term ownership risks.

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

Certain of our existing or future competitors, including many linked to China, may have direct or indirect access to sovereign capital or other forms of state support, which could enable such competitors to compromise intellectual property and operate at minimal or negative operating margins for sustained periods of time. Our results of operations could be adversely affected if competitors reduce module pricing to levels below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. We believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of low pricing and demand volatility. For additional information, see Item 1A. “Risk Factors – Competition in solar markets globally and across the solar value chain is intense and could remain that way for an extended period of time. The solar industry may experience periods of structural imbalance between global PV module supply and demand that result in periods of pricing volatility, which could have a material adverse effect on our business, financial condition, and results of operations.”

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

Solar Module Collection and Recycling

We are committed to mitigating the environmental impact of our products over their entire life cycle. As part of such efforts, we offer recycling services to help module owners meet their end-of-life (“EOL”) obligations. In 2005, we voluntarily established the industry’s first global and comprehensive module collection and recycling program, and in 2013 we implemented a “pay-as-you-go” recycling service. We continue to invest in module recycling technology improvements to increase recycling efficiency and reduce recycling prices for our customers. Our module recycling process is designed to maximize the recovery of materials, including the glass and encapsulated semiconductor material, for use in new modules or other products and enhances the sustainability profile of our modules. Approximately 90% of each collected First Solar module can be recycled into materials for reuse. We currently operate recycling facilities at our manufacturing sites in the United States, India, Malaysia, and Vietnam and at our former manufacturing facility in Germany.

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

From time to time, we may also be subject to government policies or laws intended to protect human rights. For example, in late 2021 the previous U.S. President signed the Uyghur Forced Labor Prevention Act, which bans the import of goods from China’s Xinjiang region into the United States due to concerns about forced labor practices in the region, which provides more than a third of the world’s polysilicon supply. While we do not use polysilicon in our solar modules, which mitigates the potential supply chain disruptions and human rights risks associated with such import ban, the implementation of similar restrictions or trade embargoes on the purchase of certain materials or equipment necessary to sustain our manufacturing operations may require expenditures and process changes to ensure our supply chain remains free of such materials, which could have a material adverse effect on our business, financial condition, or results of operations. We are committed to protecting human rights, enforcing fair labor practices, and addressing the potential risks of forced labor across our own operations and the operations of our suppliers.

Human Capital

As of December 31, 2024, we had approximately 8,100 associates (our term for full and part-time employees), the majority of which work in the United States, Malaysia, Vietnam, and India.

Our success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, and technical talent, including associates in foreign jurisdictions. We strive to attract and retain qualified individuals globally to further our mission of providing cost-advantaged solar technology through rigorous safety practices, innovation, customer engagement, industry leadership, and operational excellence. We prohibit discrimination based on race, color, religion, sex, age, national origin, veteran status, disability, sexual orientation, or gender identity. As part of our global talent management process, we engage in succession planning by prioritizing the development and retention of associates in critical roles.

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

We are committed to developing and providing career growth opportunities for our associates. We believe a strong values-based and inclusive culture is essential to the success of our company. We gather and respond to associate feedback in a variety of ways, including through anonymous, periodic associate engagement surveys, pulse surveys, town halls, and one-on-one interactions. Additionally, we have integrated career advancement, mentorship, and leadership programs to ensure the professional growth and development of our talent worldwide.

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

Information about Our Executive Officers

Our executive officers and their ages and positions as of February 25, 2025 were as follows:

Name	Age	Position
Mark R. Widmar	59	Chief Executive Officer
Alexander R. Bradley	43	Chief Financial Officer
Georges Antoun	62	Chief Commercial Officer
Michael Koralewski	53	Chief Supply Chain Officer
Kuntal Kumar Verma	52	Chief Manufacturing Officer
Patrick Buehler	47	Chief Product Officer
Markus Gloeckler	51	Chief Technology Officer
Caroline Stockdale	61	Chief People and Communications Officer
Jason Dymbort	47	General Counsel and Secretary

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

Caroline Stockdale joined First Solar in October 2019 and serves as Chief People and Communications Officer. Prior to joining First Solar, she served as the Chief Executive Officer for First Perform, a provider of human resources services for a variety of customers, from Fortune 100 companies to start-ups. Previously, she served as Chief People Officer for Medtronic from 2010 to 2013 and EVP of Global Human Resources and Business Operations for Warner Music Group from 2005 to 2009. Before joining Warner Music Group, she served as the senior human resources leader in global divisions of American Express from 2002 to 2005 and General Electric from 1997 to 2002. Ms. Stockdale is a member of the Forbes Human Resources Council. Ms. Stockdale holds a Bachelor of Arts in political theories and institutions, and philosophy, from the University of Sheffield, England.

Jason Dymbort joined First Solar in March 2008 and was appointed General Counsel and Secretary in July 2020. He oversees First Solar’s legal department worldwide, including its transactional, trade, intellectual property, compliance, and corporate governance functions. In addition to his duties as General Counsel and Secretary, Mr. Dymbort directs the Company’s advocacy strategies, defining its responses to challenges and opportunities in areas such as trade and industrial policy. With nearly 17 years at First Solar, Mr. Dymbort’s experience covers every aspect of the solar value chain, from developing and constructing solar projects to marketing and selling utility-scale solar assets to manufacturing and supply chains. Between 2015 and 2018, Mr. Dymbort served as General Counsel and Secretary for the general partner of 8point3 Energy Partners, then a publicly-traded yieldco and affiliate of First Solar. Before joining First Solar, Mr. Dymbort was a corporate attorney at Cravath, Swaine & Moore LLP. He holds a Juris Doctor degree from the University of Pennsylvania Law School, where he was a member of the Penn Law Review, and a bachelor’s degree from Brandeis University.

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

•Several of our key raw materials and components, in particular CdTe, tellurium, products containing tellurium, and substrate glass, and manufacturing equipment are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays, especially as we expand or seek to expand our business, and/or impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.

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

Risks Related to Regulations

•We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

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

In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. For example, we estimate that in 2024 approximately 270 GW of capacity was added by solar module manufacturers, primarily in China. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand, and that excess capacity will continue to put pressure on pricing. Although module average selling prices in many global markets continue to decline, recent module pricing in the United States, our primary market, has been relatively stable due, in part, to the demand for domestically manufactured modules as a result of the IRA. There may be additional pressure on global demand and average selling prices in the future resulting from fluctuating demand in certain major solar markets, such as China. If our competitors reduce module pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if global demand for PV modules decreases relative to installed production capacity, our business, financial condition, and results of operations could be adversely affected.

The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any incentive programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these incentive programs expire, phase down over time, require renewal by the applicable authority, or may be amended. A summary of certain recent developments in the major government incentive programs that may impact our business appears under Item 1. “Business – Incentive Programs.” To the extent these incentive programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes could negatively impact demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results.

Current regulatory policies, or any future changes or threatened changes to such policies, including those changes as a result of the new presidential administration and control of the U.S. Congress, may subject us to significant risks, including the following:

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

Application of trade laws may also impact, either directly or indirectly, our operating results. In some instances, the application of trade laws is currently beneficial to the Company, and changes in their application could have an adverse impact. Recent developments include the following:

•United States — Tariffs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV cells and modules from various countries. In February 2022, the previous U.S. President proclaimed a four-year extension of a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974 that provides for tariffs on imported crystalline silicon solar modules and a tariff-rate quota on imported crystalline silicon solar cells. Thin film solar cell products, such as our CdTe technology, are specifically excluded from the tariffs. The extension measure’s tariff rate was originally set at 14.75%, with annual reductions of 0.25 percentage points over the remainder of its four-year term. The current rate is 14.25%. The extension measure also provides an annual tariff-rate quota, whereby tariffs apply to imported crystalline silicon solar cells above the first 5.0 GW of imports.

•United States — Antidumping and Countervailing Duties on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes antidumping and countervailing duties (“AD/CVDs”) on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVDs can change over time pursuant to annual administrative reviews conducted by the U.S. Department of Commerce (“USDOC”), and a decline in duty rates or USDOC failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar modules completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties apply to circumventing imports on or after June 6, 2024, as well as any circumventing imports prior to that date that were not used or installed on or before December 3, 2024. Our operating results could be adversely impacted if the USDOC and other U.S. government agencies do not enforce the affirmative circumvention rulings as expected or if pending litigation challenges result in a modification of the rulings. Conversely, effective enforcement could positively impact our operating results.

•United States — Antidumping and Countervailing Duties on Certain Imported Aluminum Extrusions. In October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD petitions with the USDOC and the U.S. International Trade Commission (“USITC”) related to aluminum extrusions from 15 countries. We import certain items that are within the scope of the investigations. The USDOC issued preliminary and final antidumping determinations in May and September 2024, respectively, both of which found that our Malaysian supplier of aluminum extrusions was not dumping. The USITC issued a negative preliminary determination on the Dominican Republic in November 2023 and negative final determinations on the remaining 14 countries in October 2024, terminating the investigations with no application of AD/CVD. The Petitioners appealed the USITC’s negative determinations. Our operating results could be adversely impacted if pending litigation challenges result in a modification of the rulings.

•United States — Antidumping and Countervailing Duties on Certain Traded Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. The investigations could potentially lead to the imposition of AD/CVD orders on such solar products. In June 2024, the USITC issued affirmative preliminary determinations. In October 2024, the USDOC announced preliminary affirmative determinations in the CVD investigations, finding that silicon solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam are unfairly subsidized at rates ranging from de minimis to nearly 300%, depending on the particular foreign producer. The USDOC has imposed provisional CVDs accordingly. In November 2024, the USDOC announced preliminary affirmative determinations in the AD investigations, providing for certain preliminary dumping rates applicable to solar cells from Cambodia, Malaysia, Thailand, and Vietnam ranging from de minimis to approximately 270%, depending on the particular foreign producer. The USDOC is expected to announce final determinations in June 2025.

•United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. In February 2025, the U.S. President announced an additional 10% tariff on all imports from China, which is related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics. This 10% tariff applies in addition to the 25% tariffs under Section 301 and ordinary customs duties and AD/CVDs. Our operating results could be adversely impacted if these tariffs were to be terminated or reduced.

•United States — Tariffs on Certain Foreign-imported Aluminum and Steel. The United States currently imposes tariffs of 25% on imported aluminum and steel articles under Section 232 of the Trade Expansion Act of 1962. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

•India — Domestic and Foreign Imports. The Approved List of Models and Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the MNRE, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. In April 2024, the government of India reimposed the ALMM, thereby requiring solar project developers to procure qualifying modules from companies on the list, which includes our Indian manufacturing facility. Also in April 2024, the ALMM was amended to include specific minimum conversion efficiency thresholds for CdTe solar technologies starting at 18% for solar lighting, 18.5% for rooftop applications, and 19% for utility-scale applications. In December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026. Our operating results could be adversely impacted if the ALMM requirements are significantly relaxed to allow modules, solar cells, or certain other key module components to be imported from other countries.

•India — Import Duty Tariffs. In April 2022, the Indian government began imposing import duty tariffs of 40% on solar modules and 25% on solar cells. In connection with such April 2022 tariffs, the Indian government also implemented a regulation mandating that any solar project with federal utility, state utility, or commercial and industrial off-takers that interconnects through government owned transmission lines only use solar modules from manufacturers included in the ALMM, and a requirement that all federal procurement of solar modules be only from cells and modules produced domestically. However, in February 2025, the Indian government began imposing import duty tariffs of 20% each on solar modules and cells and levied additional tax on certain commercial agricultural production, which tax included of 20% on solar modules and 7.5% on solar cells. Therefore, the aggregate impact on the import of solar modules and cells is 40% and 27.5%, respectively.

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

Our customers include developers and operators of systems, utilities, independent power producers, commercial and industrial companies, and other system owners, who may experience intense competition at the system level, thereby constraining the ability for such customers to sustain meaningful and consistent profitability. The loss of any of our large customers, their inability to perform under their contracts, or their default in payment could significantly reduce our net sales and/or adversely impact our operating results. While our contracts with customers typically have certain firm purchase commitments and may include provisions for the payment of amounts to us in certain events of contract termination, these contracts may be subject to amendments made by us or requested by our customers. These contract terminations or amendments may reduce the volume of modules to be sold under the contract, adjust delivery schedules, and/or otherwise decrease the expected revenue under these contracts and could significantly reduce our net sales and negatively impact our results of operations. Additionally, although we require some form of payment security from our customers, such as cash deposits, parent guarantees, bank guarantees, surety bonds, or commercial letters of credit, in the event the providers of such payment security fail to perform their obligations, our operating results could be adversely impacted.

An increase in interest rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for customers to finance the cost of a PV solar power system and could reduce the demand for our modules and/or lead to a reduction in the average selling price for our modules.

Many of our customers depend on debt and/or equity financing to fund the initial capital expenditure required to develop, build, and/or purchase a PV solar power system. As a result, an increase in interest rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers to secure the financing necessary to develop, build, purchase, or install a PV solar power system on favorable terms, or at all, and thus lower demand for our solar modules, which could limit our growth or reduce our net sales. For additional information, see the Risk Factor entitled, “The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.” In addition, we believe that a significant percentage of our customers install systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system, increase equity return requirements, or make alternative investments more attractive relative to PV solar power systems and, in each case, could cause these customers to seek alternative investments.

We may be unable to execute our long-term strategic plans, which could have a material adverse effect on our business, financial condition, or results of operations.

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

•adverse public policies in countries we operate in and/or are pursuing, including local content requirements, the imposition of trade remedies, the removal of trade barriers, the imposition of tariffs, or capital investment requirements;

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

•difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other talent;

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

Refer also to the Risk Factors entitled, “Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in the United States and/or foreign countries,” “The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results,” and “We may be unable to generate sufficient cash flows or have access to the sources of external financing necessary to fund planned capital investments in manufacturing capacity and product development.”

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

We have identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. We currently believe the primary causes of the issues have been identified and we have taken actions to address such issues. The ultimate loss we will incur for these manufacturing issues will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any additional commitments we may make to remediate the affected modules. Based on currently available information and certain assumptions and estimates, we believe a reasonable estimate of the aggregate losses related to these manufacturing issues will range from approximately $56 million to $100 million. At this time, no individual amount within that range is a better estimate than any other amount. Accordingly, we increased our product warranty liability by the low end of the range. The estimated range set forth above was based on our evaluation of the currently available information, including select samples of module performance data from several locations, the estimated number of affected modules, and projections of probable costs to remediate the issues. If any of our estimates or assumptions related to the above referenced manufacturing issues are not accurate, we may be required to accrue additional expenses, which could adversely impact our reputation, financial position, operating results, and cash flows.

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

We need to continue to invest significant financial resources in R&D to further improve the energy yield of our modules and otherwise keep pace with technological advances in the solar industry. However, R&D activities are inherently uncertain, and we could encounter difficulties in commercializing our research results. We seek to continuously improve our products and processes, including, for example, certain planned improvements to our CdTe module technology and manufacturing capabilities, and the resulting changes carry potential risks in the form of delays, performance, additional costs, or other unintended contingencies. For example, we commenced a limited commercial production run of modules employing our copper replacement (“CuRe”) technology in late 2024 and intend to begin a phased replication of the technology across our fleet in the first quarter of 2026. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. These technology attributes must be proven to be effective in real-world operating conditions. We may encounter unanticipated challenges as we implement design and process changes in connection with the CuRe program and other technology improvements.

We may expand our portfolio of offerings to include solutions that build upon our core competencies but for which we have not had significant historical experience, including variations in our traditional product offerings or other offerings related to certain markets. There can be no guarantee that our significant R&D expenditures will produce corresponding benefits. Other companies are developing a variety of competing PV technologies, including advanced p-type and n-type crystalline silicon cells, and new emerging technologies such as hybrid perovskites, tandem solar cells, or other thin films, which could result in solar modules that prove to be more cost-effective or have better performance than our solar modules. If we are unable to achieve the necessary technology improvements to remain competitive, our overall growth and financial performance may be limited relative to our competitors and our operating results could be adversely impacted.

We often forward price our products in anticipation of future technology improvements. Furthermore, certain of our contracts with customers may include transaction price adjustments associated with future module technology improvements, including enhancements to certain energy related attributes. Accordingly, our operating results could be adversely affected by (i) an inability to further refine our technology and execute our module technology roadmap, (ii) changes to the expected timing of such improvements being incorporated into our manufacturing process, and/or (iii) changes to expected and/or actual manufacturing timelines, especially as a result of key raw material sourcing.

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

A disruption in our supply chain for CdTe, tellurium, products containing tellurium, or other key raw materials, or equipment could interrupt or impair our ability to manufacture solar modules and could adversely impact our profitability and long-term growth prospects.

A key raw material used in our module production process is a CdTe compound. Tellurium, one of the main components of CdTe, is mainly produced as a by-product of copper refining, and therefore, its supply is largely dependent upon demand for copper. If our competitors begin to use or increase their demand for tellurium, our requirements for tellurium increase, new applications for tellurium emerge, or adverse trade laws or policies restrict our ability to obtain tellurium from foreign vendors or make doing so cost prohibitive, the supply of tellurium, products containing tellurium, and related CdTe compounds could be reduced and prices could increase. For example, in early February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium. As mentioned above, tellurium is one of the main components of our CdTe module production process. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Exporters of tellurium and related products may be required to obtain a license from the Chinese Ministry of Commerce, which may be difficult, costly, and time-consuming, and our suppliers may not be successful in obtaining necessary export licenses in a timely manner or at all. Challenges in obtaining required export licenses may disrupt certain aspects of our supply chain for tellurium and products containing tellurium, which could result in raw material cost increases and/or disrupted production timelines. A constraint on our production may result in our inability to (i) meet our capacity plans, (ii) meet obligations under our customer contracts, and/or (iii) realize transaction price adjustments associated with future module technology improvements, which could adversely impact our profitability and long-term growth objectives. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties” for additional information regarding China’s export controls.

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

Certain of our key raw material purchase contracts include variable pricing terms, which are driven by underlying indices for certain commodities, including aluminum, steel, and natural gas, among others. Fluctuations in such underlying commodity indices may increase our raw material costs. For example, in February 2025, the U.S. President announced an additional 10% tariff on all imports from China, which is related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics. For additional information about global tariffs and trade developments, see the Risk Factor entitled, “The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

Our business and our future plans for expansion are capital-intensive, and we anticipate that our operating and capital expenditure requirements may increase. To develop new products, support future growth, and maintain product quality, we may need to make significant capital investments in manufacturing technology, facilities and capital equipment, and R&D. Consequently, we may seek to raise additional funds through the issuance of equity, equity-related, or debt securities, through obtaining credit from financial institutions to fund, together with our traditional sources of liquidity, the costs of developing and manufacturing our current or future products, or through the sale of tax credits. We cannot be certain that we will be able to generate sufficient cash flows, or that additional funds will be available to us on favorable terms when required, or at all. If we cannot fund the required investments from our operating cash flows or raise additional funds when we need them, we may be unable to fully execute our business plan and our financial condition, results of operations, and business prospects could be materially and adversely affected.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Additionally, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. For example, on February 25, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against JinkoSolar and its related entities alleging infringement of certain of our U.S. TOPCon patents. We cannot ensure that the outcome of such potential litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against such litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

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

We are in the process of expanding our manufacturing capacity by approximately 4 GW including the construction of our fifth U.S. manufacturing facility, which is expected to commence operations in the second half of 2025. If we cannot successfully execute on our current capacity expansion plans, we may incur significant costs in excess of our expected investment for these new facilities. If we are not able to effectively manage current or future expansion activities or realize their anticipated benefits, it may adversely impact our results of operations.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in the United States and/or foreign countries.

We have significant manufacturing, sales, and marketing operations both within and outside the United States and expect to continue to expand our operations worldwide. Our global business requires us to respond to rapid changes in market conditions worldwide. Our overall success depends, in part, on our ability to succeed in differing legal, regulatory, economic, social, and political conditions. For example, in response to market conditions and an unfavorable policy environment in Europe, we have decided to scale down our footprint in Europe and to focus our business development efforts in the United States and India. We may not be able to timely develop and implement policies and strategies that will be effective in each location where we do business. Risks inherent to international operations include, but are not limited to, the following:

•difficulty in enforcing agreements in foreign legal systems;

•varying degrees of protection afforded to foreign investments in the countries in which we operate and irregular interpretations and enforcement of laws and regulations in such jurisdictions;

•foreign countries may impose additional income and withholding taxes or otherwise tax our foreign operations, impose tariffs, or adopt other controls or restrictions on foreign trade and investment, including currency exchange controls;

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

•changes in general economic and political conditions in the countries in which we operate, including changes in government incentive provisions and government program funding;

•unexpected adverse changes in U.S. or foreign laws or regulatory requirements, including those with respect to environmental protection, import or export duties, tariffs, and quotas;

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

Risks Related to Regulations

We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing energy transition. The provisions of the IRA are generally effective for tax years beginning after 2022. We continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and certain solar module components manufactured in the United States and sold to third parties. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party.

Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For example, in December 2024 and December 2023, we entered into various agreements for the sales of Section 45X tax credits we generated in 2024 and 2023, respectively. For further information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” However, there is no assurance that future sales of tax credits will be available to us on similar or alternative terms or at all. Furthermore, the potential policies of the new U.S. presidential administration and Congress have raised some uncertainty as to the continued availability of financial benefits available to us and others as a result of tax incentives provided by the IRA. For example, on January 20, 2025, the U.S. President issued an executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects.

Certain developments to technical guidance and regulations include the following:

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

•In October 2024, the U.S. Treasury Department and the IRS issued final regulations on the Section 45X credit confirming key aspects of the credit, including (i) that a vertically-integrated solar module manufacturer is entitled to the sum of the credit amounts for each eligible component that is integrated into the solar module, (ii) the determination of the credit amounts based on standard test conditions, and (iii) the definition of a Section 45X manufacturing facility.

Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, including the certain aspects disclosed above, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, and/or (iv) changes to U.S. government priorities, policies, and/or initiatives as a result of the new presidential administration and control of the U.S. Congress, could result in changes to the expected and/or actual benefits in the future, which could have a material adverse effect on demand and/or price levels for our solar modules, our net sales, and future expansion plans within the United States, and/or otherwise adversely impact our business, financial condition, and results of operations.

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

The use of cadmium or cadmium compounds in various products is also coming under increasingly stringent governmental regulation. Future regulation in this area could impact the design, manufacturing, sale, collection, and recycling of solar modules and could require us to make unforeseen environmental expenditures or limit our ability to sell and distribute our products. For example, European Union Directive 2011/65/EU on the Restriction of the Use of Hazardous Substances (“RoHS”) in electrical and electronic equipment (the “RoHS Directive”) restricts the use of certain hazardous substances, including cadmium and its compounds, in all electronic equipment sold into the European market, unless excluded from the law. Currently, PV solar modules are explicitly excluded from the scope of RoHS (Article 2), as adopted in June 2011. Other jurisdictions have adopted similar legislation or are considering doing so. The next revision of the RoHS Directive is expected in 2025. If PV modules were to be included in the scope of future RoHS revisions without an exemption or under similar regulations in other jurisdictions, we would be required to redesign our solar modules to reduce cadmium and other affected hazardous substances to the maximum allowable concentration thresholds in the RoHS Directive or other similar regulation in order to continue to offer them for sale within the EU or such other jurisdiction. As such actions would be impractical, this type of regulatory development would effectively close the affected market to us, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Furthermore, customer, investor, regulatory, and employee expectations in areas such as ESG have been rapidly evolving and increasing. Specifically, regulatory bodies around the globe continue to develop ESG reporting requirements, many of which will be subject to independent audits. For example, certain government agencies and regulators are considering rules requiring the disclosure of certain ESG matters, and California enacted new environmental disclosure laws in October 2023 that will generally require additional disclosure and reporting by 2026. The new California laws, the Climate Corporate Data Accountability Act, and the Climate-Related Financial Risk Act each impose additional climate-related reporting requirements on large companies conducting business in the state of California. We expect we will be subject to these new laws, which impose extensive reporting obligations about greenhouse gas emissions and climate-related financial risks. We also expect certain of our subsidiaries may be subject to the EU Corporate Sustainability Reporting Directive, which requires companies meeting certain criteria to disclose information about various ESG matters. Our ability to compete and to meet investor or other industry stakeholder expectations also depends on effectively executing on our approach to responsible sourcing and supply chain due diligence. The enhanced stakeholder focus on ESG issues relating to First Solar requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet regulatory requirements and stakeholder expectations or achieve our ESG-related goals may result in the loss of business, diluted market valuation, an inability to attract customers, or an inability to attract and retain top talent.

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

Recent developments in the threat landscape include the use of AI and machine learning, as well as an increased number of cyber extortion attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. While we have instituted security measures and procured insurance to mitigate the likelihood and impact of a cybersecurity incident and other events, including information and security breaches, there is no assurance that these measures, or those of the third parties with which we do business, will be adequate in the future. If these measures are not adequate, among other impacts, valuable information may be lost; our operations may be disrupted; we may be unable to fulfill our customer obligations; and our reputation may suffer. Additionally, any cybersecurity incident affecting our automated manufacturing lines could adversely affect our ability to produce solar modules or otherwise affect the quality and performance of the modules produced.

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

Uncertainty in the development, deployment and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.

We use systems and tools that incorporate AI-based technologies, including generative AI, for customers and our workforce. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption, integration, and use of generative AI technology remains in early stages, and ineffective or inadequate AI governance, development, use, or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be (or may be perceived to be) based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Inadequate governance, testing, or quality assurance processes could result in flawed deployments, producing erroneous or harmful outputs, which could damage our reputation and lead to legal liabilities. Thoroughly testing generative AI models is challenging due to their complexity and the unpredictability of their outputs. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the deployment and use of AI. Furthermore, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial condition, results of operations, or reputation.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in relation to the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our development, deployment, and use of AI. Additionally, third parties that license AI technologies to us may impose unfavorable licensing terms or terminate the licenses altogether which would require us to seek licenses from alternative sources to avoid disruptions in feature delivery. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy, or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Climate-related physical risks, including weather events and natural disasters, may affect our manufacturing operations, supply chains, and customers, which could have a material adverse effect on our business, financial condition, or results of operations.

Climate-related physical impacts of weather events and natural disasters are highly uncertain, unpredictable, and varied by geographic location, including, but not limited to, flooding, hurricanes, wildfires, and tornadoes. Although we carry business interruption insurance coverage and typically have provisions in our contracts that protect us in certain events, our coverage may not be adequate to compensate us for all losses that may occur as a direct or indirect result of weather events or natural disasters.

We have manufacturing operations in regions that have experienced extreme weather such as flooding, hurricanes, wildfires, and tornadoes. In case of these or other weather events or natural disasters, (i) our manufacturing and R&D equipment, on-site IT facilities, and inventory, among other things, may be damaged or destroyed, which may result in significant write-offs or significant expenses to repair or replace certain operations; (ii) the production and shipment of our solar modules may be disrupted as a result of (a) the damage or destruction of our facilities and infrastructure, (b) power outages, (c) delayed or cancelled deliveries of equipment and raw materials, and/or (d) the lack of clear and safe physical access to and from our manufacturing facilities, among other things; and (iii) we may be unable to execute our technology roadmap in a timely manner. We also consider the risks associated with weather events and natural disasters as part of our manufacturing site selection, design, and construction process.

Our suppliers may be adversely affected by weather events and natural disasters, which could disrupt their ability to deliver certain manufacturing equipment, materials, and/or services for extended periods of time. Our suppliers may also incur additional costs to repair or replace their own operations, which may cause them to require higher prices as part of current and future contracts and/or otherwise be unable to perform under their existing contract commitments. For additional information regarding the risks related to the sourcing of our manufacturing equipment and raw materials, respectively, see the Risk Factors entitled, “Some of our manufacturing equipment is customized and sole sourced. If our manufacturing equipment fails or if our equipment suppliers fail to perform under their contracts, we could experience production disruptions and be unable to satisfy our contractual requirements.” and “Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.” For additional information regarding the risks related to supply chain disruptions, see the Risk Factor entitled, “A disruption in our supply chain for CdTe, tellurium, products containing tellurium, or other key raw materials, or equipment could interrupt or impair our ability to manufacture solar modules and could adversely impact our profitability and long-term growth prospects.”

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

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, and technical talent, including associates in foreign jurisdictions. Recruiting and retaining capable individuals, particularly those with expertise in the PV solar and related industries across a variety of technologies, are vital to our success. We are also dependent on the services of our executive officers and other members of our senior management team. The loss of one or more of these key associates could have a material adverse effect on our business. We have a comprehensive succession planning process in place, which contemplates talent at all levels of the organization. However, we may not be able to retain or replace these key associates in a timely manner. Although several of our current key associates, including our executive officers, are subject to employment conditions or arrangements that contain post-employment non-competition provisions, these arrangements permit the associates to terminate their employment with us upon little or no notice. In addition, on April 23, 2024, the U.S. Federal Trade Commission (“U.S. FTC”) issued a final rule that, if enforceable, would ban any non-competition provisions, including provisions in existing employment agreements, which could make it more difficult for us to retain qualified associates. On August 20, 2024, a U.S. district court issued an order stopping the U.S. FTC from enforcing the rule effective September 4, 2024 onward, and the U.S. FTC has appealed this order. However, this order does not prevent the U.S. FTC from addressing non-competition provisions on a case-by-case basis. It is uncertain if the rule will be enforceable or whether the language of the final rule could be further modified.

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

We may be exposed to intellectual property violation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards or limit or prohibit the manufacture, use, distribution, export, import, or sale of our solar modules or other technology or know-how.

Our success depends largely on our ability to exploit our technology and know-how without violating the intellectual property rights of third parties. The validity and scope of claims relating to PV solar technology patents involve complex scientific, legal, and factual considerations and analysis and, therefore, may be highly uncertain. We may be subject to legal proceedings involving intellectual property violation claims by third parties. For example, during 2022, we received various indemnification demands from certain customers, for whom we provided engineering, procurement, and construction (“EPC”) services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Sade”), the owner of a company called Trabant Solar, Inc. See Note 14. “Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements for more information on our legal proceedings. The defense and prosecution of intellectual property suits, patent opposition proceedings, and other legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such legal proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, which may not be available on reasonable terms, or at all, or pay ongoing royalties or other payments, require us to redesign our solar modules or other technology, or subject us to injunctions limiting or prohibiting the manufacture, use, distribution, export, import, or sale of our solar modules or other technology or know-how. Legal proceedings could also result in our customers or potential customers deferring or limiting their purchase or use of our solar modules or other technology or know-how until the resolution of such legal proceedings.

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

Unanticipated changes in our tax position, the enactment of new tax legislation, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the various jurisdictions in which we operate. Accordingly, we are subject to a variety of tax laws and interpretations of such laws by local tax authorities. Longstanding international tax laws that determine each country’s jurisdictional tax rights in cross-border international trade continue to evolve as a result of the base erosion and profit shifting reporting requirements and the introduction of the global minimum tax recommended by the Organisation for Economic Co-operation and Development (“OECD”). For example, the OECD Pillar Two framework introduces a global minimum corporate tax rate of 15% for companies with global revenues above certain thresholds. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain jurisdictions in which we operate have adopted, and other jurisdictions are in the process of introducing, legislation to implement Pillar Two. As these legislative changes develop and expand, our effective tax rate and tax liabilities may be materially affected. Given the complexities of Pillar Two, we expect to continue to monitor the changes and evaluate their potential impact to our results of operations.

Additionally, in August 2022, the previous U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax (the “CAMT”) of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives to address climate change, including the introduction of the advanced manufacturing production credit under Section 45X of the IRC. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, we will continue to monitor these developments and evaluate the potential future impact to our results of operations. For further information, see the Risk Factor entitled, “We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” Changes to these and other tax laws and regulations could have a material adverse impact on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

First Solar maintains a cyber risk management program designed to identify, assess, and manage cybersecurity risks. The underlying controls of the cyber risk management program incorporate recognized best practices and standards for cybersecurity, including guidance from the National Institute of Standards and Technology (“NIST”) cybersecurity framework. Our cyber risk management program includes various risk assessments that are completed on a regular basis, including (i) information security controls assessments with internal and external audit partners, (ii) architectural and technical assessments with third-party experts, (iii) internal and external penetration testing with third-party service providers, (iv) continuous cyber risk register reviews, and (v) risk prioritization with our executive officers. The identification of cybersecurity risks is aided by a technical toolset as well as threat hunting and counterintelligence services provided by third-party service providers. These risk assessments and the technical toolset inform our information security roadmap, which allocates resources toward strategic initiatives to mitigate, transfer, and/or reduce cybersecurity risks. Our associates receive cybersecurity awareness communications, engage in annual cybersecurity training, and are exposed to periodic phishing simulation exercises with targeted training. Additionally, confidential information protection training is regularly provided to associates who have access to personally identifiable information, reside in certain jurisdictions, or have privileged access.

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

The Head of Information Security oversees the Information Security team, which assesses and manages cybersecurity risks at First Solar as part of our information security program. The Head of Information Security and our Information Security team members collectively hold certifications in cyber-risk oversight from the National Association of Corporate Directors, Certified Systems Security Officer and Certified Information Systems Manager credentials, and Certified Information Systems Security Professional and Systems Security Certified Practitioner credentials. The Head of Information Security, who has over 20 years of information technology experience, including over 10 years in leadership roles at First Solar, reports to the Chief Information Officer and regularly briefs the Chief Financial Officer and, at least quarterly, briefs the audit committee of the board of directors on cybersecurity matters. Effective March 16, 2025, our Head of Information Security will be departing the Company and, as a result, our Chief Information Officer will act as our interim Head of Information Security while we conduct a search for a permanent replacement. Our Chief Information Officer has 25 years of information technology experience, including 18 years in leadership roles at First Solar.

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

The Information Security team actively manages cybersecurity threats and incidents through comprehensive technical tooling, reporting, partnerships, and processes. Intrusion prevention, detection, and response systems, access management systems, and incident and vulnerability management systems are all examples of technical tools employed by First Solar’s Information Security team to protect our information technology environment. Our incident response plan includes specific criteria for determining the potential impact of an identified cybersecurity incident and defined escalation protocols to determine which internal and external stakeholders should be involved and the appropriate communication channels, including considerations of any reporting based on regulatory requirements. Further, at least annually, certain key members from our Information Security team engage in cybersecurity tabletop exercises alongside certain members of both our executive team and board of directors, which are designed to simulate a cybersecurity threat or incident to test First Solar’s incident response plan. Cybersecurity incidents are evaluated on a case-by-case basis and are categorized as low, moderate, or high impact incidents depending on qualitative and quantitative factors, including, but not limited to, their operational impact, degree of compromise, legal or regulatory impacts, and data disclosure impacts. The audit committee of the board of directors is notified if a potentially material incident is identified and reviews our response to material cybersecurity incidents, including disclosure considerations and the engagement of forensic and other technology experts to ascertain the extent of the incident, remediation actions, and responsive measures to prevent or mitigate future incidents.

As a result of ongoing monitoring, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, financial condition, or results of operations during the period covered by this filing. Notwithstanding the cybersecurity processes and procedures described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, financial condition, or results of operations. While we maintain cybersecurity insurance, the costs related to cybersecurity incidents, including information and security breaches, or other disruptions may not be fully insured. For further information regarding the risks to us associated with cybersecurity incidents and other events, including information and security breaches, and how such risks may affect the Company, see the Risk Factor entitled, “Cybersecurity incidents or information or security breaches, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition, and results of operations.”

Item 2. Properties

As of December 31, 2024, our principal properties, which pertain to our modules business, consisted of the following:

Nature	Location	Held
Corporate headquarters	Tempe, Arizona, United States	Lease
R&D facility	Santa Clara, California, United States	Lease
Manufacturing plants, R&D facilities, and administrative offices	Perrysburg and Lake Township, Ohio, United States	Own
Manufacturing plants	Kulim, Kedah, Malaysia	Lease land, own buildings
Manufacturing plants	Ho Chi Minh City, Vietnam	Lease land, own buildings
Manufacturing plant	Tamil Nadu, India	Lease land, own buildings
Manufacturing plant	Trinity, Alabama, United States	Own
Manufacturing plant (1)	Iberia Parish, Louisiana, United States	Lease land, own buildings
——————————
(1)Manufacturing plant currently under construction; operations are expected to commence in the second half of 2025.

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

Holders

As of February 21, 2025, there were 41 record holders of our common stock, which does not reflect beneficial owners of our shares.

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

Stock Price Performance Graph

The following graph compares the five-year cumulative total return on our common stock relative to the cumulative total returns of the S&P 500 Index and the Invesco Solar ETF, which represents a peer group of solar companies. For purposes of the graph, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the S&P 500 Index, and the Invesco Solar ETF on December 31, 2019, and its relative performance is tracked through December 31, 2024. This graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
First Solar, Inc.
S&P 500 Index
Invesco Solar ETF

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. This discussion and analysis does not address certain items in respect of the year ended December 31, 2022. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for comparative discussions of our results of operations and liquidity and capital resources for the years ended December 31, 2023 and 2022.

Executive Overview

We are America’s leading PV solar technology and manufacturing company. The only U.S.-headquartered company among the world’s largest solar manufacturers, First Solar is focused on competitively and reliably enabling power generation needs with our advanced, thin film PV technology. Developed at R&D labs in California and Ohio, the Company’s technology represents the next generation of solar power generation, providing a competitive, high-performance, and responsibly produced alternative to conventional crystalline silicon PV solar modules. Our PV solar modules are produced using a fully integrated, continuous process that does not rely on Chinese crystalline silicon supply chains.

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

Certain of our financial results and other key operational developments for the year ended December 31, 2024 include the following:

•Net sales for 2024 increased by 27% to $4.2 billion compared to $3.3 billion in 2023. The increase in net sales was primarily driven by an increase in the volume of modules sold to third parties and an increase in termination payments associated with certain customer contract terminations in the U.S., India, and Europe, partially offset by a reduction in revenue related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024. We currently believe the primary causes of the issues have been identified and we have taken actions to address such issues.

•Gross profit as a percentage of net sales increased 5.0 percentage points to 44.2% in 2024 from 39.2% in 2023. The increase was primarily driven by a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, termination payments associated with certain customer contract terminations in the U.S., India, and Europe, and an increase in the volume of modules sold to third parties, partially offset by higher module storage costs and a reduction in revenue related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024.

•During 2024, we commenced production of Series 7 modules at our first manufacturing facility in Alabama, bringing our total installed nameplate production capacity across all our facilities to approximately 21 GW. During 2024, we produced 15.5 GW and sold 14.1 GW of solar modules. During 2025, we expect to produce between 18 GW and 19 GW and sell between 18 GW and 20 GW.

•In May 2024, we achieved a new world record CdTe research cell conversion efficiency of 23.1%, which was certified by the U.S. Department of Energy’s National Renewable Energy Laboratory.

•In July 2024, our dedicated R&D innovation center in Ohio was formally commissioned. This R&D facility features a high-volume manufacturing scale production pilot line, which is expected to enable the production of full-sized prototypes of thin film and tandem PV modules, supporting the implementation of our technology roadmap.

•In December 2024, we entered into two agreements with Visa Inc. (“Visa”) for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million and received initial cash proceeds of $616.0 million. We expect to receive the remaining cash proceeds during the first quarter of 2025.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous benefits, including economic and speed of deployment, that make it an attractive complement to or substitute for traditional forms of energy generation. In recent years, the cost of producing electricity from PV solar power systems has decreased to levels that are competitive with or below the wholesale price of electricity in many markets. Other technological developments in the renewable energy industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. As a result of these and other factors, worldwide solar markets continue to develop and expand. Government incentive programs, such as the IRA discussed previously, have contributed to this momentum by providing solar module manufacturers, project developers, and project owners with various incentives to accelerate the deployment of solar power generation. For more information about these incentive programs, see Item 1. “Business – Incentive Programs.”

Supply and Demand. As a result of the market opportunities described above, we recently commenced production of Series 7 modules at our first manufacturing facility in Alabama and are in the process of expanding our manufacturing capacity, including the construction of our fifth U.S. manufacturing facility, which is expected to commence operations in the second half of 2025. We continue to evaluate opportunities for future expansion worldwide. We believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States and India, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. For example, certain large oil and gas and energy companies have experienced investor pressure to pursue returns commensurate with those currently associated with fossil fuel projects, where returns have become easier as fossil fuel prices have rebounded since the COVID-19 pandemic. Notwithstanding these considerations, utility and corporate demand for clean energy, and overall electric load growth, especially as a result of AI-driven data center demand, continue to increase. Internationally, given the combination of (i) a European Union market captured by Chinese solar modules, which pricing is at levels near or below manufacturing costs, (ii) an India market effectively closed to Southeast Asian finished goods, (iii) the uncertain U.S. policy environment following the 2024 U.S. elections, and (iv) a supply and demand imbalance for Southeast Asian product, we have decided to reduce production output of our Series 6 modules at our manufacturing facilities in Malaysia and Vietnam by a combined total of 1 GW in 2025. In light of such market realities, we continue to advocate for industrial and trade policies that provide a level playing field for domestic manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, our commitment to responsible solar, and our financial stability.

Pricing Competition. The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for module manufacturers and project developers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Although module average selling prices in many global markets continue to decline, recent module pricing in the United States, our primary market, has been relatively stable due, in part, to the demand for domestically manufactured modules as a result of the IRA.

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

•Bifacial. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could lower the overall LCOE of a system when compared to systems using monofacial solar modules. We recently began commercial production of bifacial solar modules at certain of our manufacturing facilities and delivered our first bifacial modules to customers. Our bifacial module features an innovative transparent back contact which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design lowers the operational temperature of the module, resulting in a higher energy yield.

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real-

world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate capacity. In May 2024, we achieved a new world record CdTe research cell conversion efficiency of 23.1%, which was based on our CuRe program and certified by the U.S. Department of Energy’s National Renewable Energy Laboratory. We commenced a limited commercial production run of modules employing our CuRe technology in late 2024 and intend to begin a phased replication of the technology across our fleet in the first quarter of 2026.

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

Product Efficiencies. The efficiencies gained from the vertical integration of our manufacturing model and our cost management initiatives allow us to compete favorably in markets where pricing for modules and systems is highly competitive. Our cost competitiveness is based in large part on our advanced thin film semiconductor technology, module wattage, proprietary manufacturing process (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and focus on operational excellence. In addition, our CdTe modules use approximately 2% to 3% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels.

Energy Performance. In many climates our solar modules provide certain energy production advantages relative to competing crystalline silicon solar modules. As a result, our solar modules can produce more annual energy in real-world operating conditions than conventional crystalline silicon modules with the same nameplate capacity. For more information about these advantages, see Item 1. “Business – Business Strategy.” Additionally, we warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor that is generally between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years.

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

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in various markets. In addressing electricity demands, we are focused on providing utility-scale module offerings in key geographic markets that we believe have a significant need for mass-scale PV solar electricity, including markets throughout the United States and India. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation, making them an attractive alternative to or replacement for aging fossil fuel-based generation resources. Accordingly, future retirements of aging energy generation resources represent a significant increase in the potential market for solar energy.

Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or incentive programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or incentive programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government incentive programs include the following:

•United States. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s energy transition. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials. The financial incentives provided by the IRA have also increased demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. Given the complexities of the IRA, we continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. See Note 9. “Government Grants” and Note 18. “Income Taxes” to our consolidated financial statements for discussion of our expectation of the financial benefits available to us under the IRA and developments to technical guidance and regulations, respectively. Also, the new presidential administration and control of the U.S. Congress present uncertainty as to the continued availability of such benefits. For example, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”

•India. In March 2023, the government of India allocated financial incentives under the PLI scheme to certain PV module manufacturers, including First Solar. The PLI scheme is expected to provide aggregate funding of INR 185 billion ($2.2 billion), of which INR 11.8 billion ($138 million) was allocated to First Solar, to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. Under the PLI scheme, manufacturers were selected through a competitive bid process and may be entitled to receive certain cash incentives over a five-year period following the commissioning of their manufacturing facilities. Among other things, such incentives are subject to attaining certain minimum thresholds for module efficiency and temperature coefficient and require that a certain proportion of raw materials be sourced from the domestic market. Such conditions will be evaluated on a quarterly basis from 2026 through 2031. At this time, it is uncertain to what extent we may qualify for such incentives.

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•China. In early February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium; tellurium is one of the main components of our CdTe module production process. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Exporters of tellurium and related products may be required to obtain a license from the Chinese Ministry of Commerce. Since these export controls came into effect, we have assembled a cross-functional team to interpret the export controls, analyze how they may impact First Solar’s module production process. We have and intend to continue applying for export licenses where appropriate, as well as continuing to implement other strategic alternatives such as leveraging our alternative suppliers to mitigate potential adverse impacts from these export controls. For more information about this development, see Item 1A. “Risk Factors – A disruption in our supply chain for CdTe, tellurium, products containing tellurium, or other key raw materials, or equipment could interrupt or impair our ability to manufacture solar modules and could adversely impact our profitability and long-term growth prospects.”

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. For more information about this development, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•United States. In October 2023, a coalition of U.S. aluminum extruders and a labor union filed AD/CVD petitions with the USDOC and the USITC related to aluminum extrusions from 15 countries. We import certain items that are within the scope of the investigations. The USDOC issued preliminary and final antidumping determinations in May and September 2024, respectively, both of which found that our Malaysian supplier of aluminum extrusions was not dumping. For more information about this development, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•India. The ALMM was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the MNRE, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. For example, in December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026. For more information about the ALMM, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

We generally price and sell our solar modules on a per watt basis. As of December 31, 2024, we had entered into contracts with customers for the future sale of 68.5 GW of solar modules for an aggregate transaction price of $20.5 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 37.1 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of December 31, 2024, the expected timing of such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.7 billion, the majority of which would be recognized between 2026 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of defined thresholds and/or favorable or unfavorable price adjustments associated with changes to (i) certain commodity prices, (ii) the module wattage committed for delivery, and (iii) the volume of modules sold that meet certain U.S. domestic content requirements. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

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

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. Additionally, we are in the process of expanding our manufacturing capacity by approximately 4 GW, including the construction of our fifth manufacturing facility in the United States, as well as capacity expansion at our existing facilities. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors,” including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, effectively manage our cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.8%	60.8%	97.3%
Gross profit	44.2%	39.2%	2.7%
Selling, general and administrative	4.5%	6.0%	6.3%
Research and development	4.5%	4.6%	4.3%
Production start-up	2.0%	2.0%	2.8%
Litigation loss	—%	1.1%	—%
Gain on sales of businesses, net	—%	0.2%	9.7%
Operating income (loss)	33.2%	25.8%	(1.0)%
Foreign currency loss, net	(0.6)%	(0.6)%	(0.6)%
Interest income	2.1%	2.9%	1.3%
Interest expense, net	(0.9)%	(0.4)%	(0.5)%
Other (expense) income, net	(0.3)%	(0.9)%	1.2%
Income tax expense	(2.7)%	(1.8)%	(2.0)%
Net income (loss)	30.7%	25.0%	(1.7)%
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

Net sales

We generally price and sell our solar modules on a per watt basis. During 2024, no customer accounted for 10% or more of our modules business net sales, and the majority of our solar modules were sold to developers and operators of systems in the United States. Substantially all of our modules business net sales during 2024 were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. The revenue recognition policies for module sales are further described in Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements. Net sales from our residual business operations primarily consist of revenue recognized for sales of development projects or completed systems, including any modules installed in such systems and any revenue from energy generated by such systems. In certain prior periods, our residual business operations also included O&M services we provided to third parties.

The following table shows net sales by reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Modules	$4,202,733	$3,296,809	$2,428,278	$905,924	27%	$868,531	36%
Other	3,556	21,793	191,041	(18,237)	(84)%	(169,248)	(89)%
Net sales	$4,206,289	$3,318,602	$2,619,319	$887,687	27%	$699,283	27%

Net sales from our modules segment increased by $905.9 million in 2024 primarily due to a 24% increase in the volume of modules sold to third parties and an increase in termination payments of $115.0 million associated with certain customer contract terminations in the U.S., India, and Europe, partially offset by a reduction in revenue of $56.0 million related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024. Net sales from our residual business operations decreased by $18.2 million in 2024 as our residual business operations continue to wind down.

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

The following table shows cost of sales by reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Modules	$2,342,045	$2,019,388	$2,312,881	$322,657	16%	$(293,493)	(13)%
Other	6,380	(1,465)	236,580	7,845	N/A	(238,045)	N/A
Cost of sales	$2,348,425	$2,017,923	$2,549,461	$330,502	16%	$(531,538)	(21)%
% of net sales	55.8%	60.8%	97.3%

Cost of sales increased $330.5 million, or 16%, and decreased 5.0 percentage points as a percent of net sales when comparing 2024 with 2023. The increase in cost of sales was driven by a $322.7 million increase in our modules segment cost of sales primarily as a result of (i) higher costs of $532.2 million from an increase in the volume of modules sold, (ii) higher module storage costs of $102.6 million, and (iii) higher sales freight charges of $43.1 million, partially offset by (iv) a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $346.4 million.

The increase in cost of sales was also driven by a $7.8 million increase in our residual business operations cost of sales primarily due to a favorable prior period settlement with a former supplier, which resulted in an $8.4 million benefit to cost of sales.

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

The following table shows gross profit for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Gross profit	$1,857,864	$1,300,679	$69,858	$557,185	43%	$1,230,821	>500%
% of net sales	44.2%	39.2%	2.7%

Gross profit increased 5.0 percentage points to 44.2% in 2024 from 39.2% in 2023 primarily due to (i) the advanced manufacturing credit previously discussed, (ii) the contract termination payments described above, and (iii) an increase in the volume of modules sold. These increases were partially offset by (iv) higher module storage costs and (v) a reduction in revenue related to manufacturing issues affecting Series 7 modules described above.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Selling, general and administrative	$188,262	$197,622	$164,724	$(9,360)	(5)%	$32,898	20%
% of net sales	4.5%	6.0%	6.3%
Selling, general and administrative expense in 2024 decreased compared to 2023 primarily due to (i) lower employee bonus expense and lower share-based compensation expense, and (ii) lower costs associated with the implementation of a new global enterprise resource planning system as compared to the prior year, partially offset by (iii) higher employee compensation expense due to an increase in headcount, (iv) higher costs for certain legal matters, and (v) higher consulting fees.

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

The following table shows research and development expense for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Research and development	$191,375	$152,307	$112,804	$39,068	26%	$39,503	35%
% of net sales	4.5%	4.6%	4.3%

Research and development expense in 2024 increased compared to 2023 primarily due to higher depreciation and maintenance costs resulting from our significant investments in R&D facilities and equipment and higher employee compensation expense resulting from an increase in headcount.

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

The following table shows production start-up expense for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Production start-up	$84,492	$64,777	$73,077	$19,715	30%	$(8,300)	(11)%
% of net sales	2.0%	2.0%	2.8%

During 2024, we incurred production start-up expense primarily for our fourth and fifth manufacturing facilities in the U.S. and also for a limited commercial production run of modules employing our CuRe technology. During 2023, we incurred production start-up expense primarily for our first manufacturing facility in India, our third and fourth manufacturing facilities in the U.S., and certain manufacturing upgrades at our Malaysian facilities.

Litigation loss

The following table shows litigation loss for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Litigation loss	430	35,590	—	$(35,160)	(99)%	$35,590	N/A
% of net sales	—%	1.1%	—%

In July 2021, Southern Power Company filed an arbitration demand with the American Arbitration Association against two of the Company’s subsidiaries alleging breach of the EPC agreements for five projects in the United States for which such subsidiaries served as the EPC contractor. On July 19, 2023, the arbitration panel issued an interim award letter adopting certain of Southern’s proposed individual award claims in the amount of $35.6 million. See Note 14. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about this matter.

Gain on sales of businesses, net

The following table shows gain on sales of businesses, net for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Gain on sales of businesses, net	$1,115	$6,883	$253,511	$(5,768)	(84)%	$(246,628)	(97)%
% of net sales	—%	0.2%	9.7%

During 2022, we completed the sales of our Japan project development business and our Japan O&M operations to PAG Real Assets (“PAG”) and the sales of certain other international O&M operations to a subsidiary of Clairvest Group, Inc. (“Clairvest”). In 2023, we recognized certain post-closing adjustments and earnouts associated with the prior sale of our Japan project development business. In 2024, there was no significant activity related to gains on sales of businesses. See Note 4. “Sales of Businesses” to our consolidated financial statements for further information related to these transactions.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Foreign currency loss, net	$(24,976)	$(21,533)	$(16,414)	$(3,443)	16%	$(5,119)	31%

Foreign currency loss for the year ended December 31, 2024 was consistent with the prior year.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Interest income	$89,090	$97,667	$33,284	$(8,577)	(9)%	$64,383	193%

Interest income during 2024 decreased compared to 2023 primarily due to lower interest rates on cash and cash equivalents and lower average balances of time deposits, partially offset by increased interest earned on trade receivables.

Interest expense, net

Interest expense, net is primarily comprised of interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Interest expense, net	$(38,870)	$(12,965)	$(12,225)	$(25,905)	200%	$(740)	6%

Interest expense, net during 2024 increased compared to 2023 primarily due to additional borrowing under various arrangements in India and higher capitalized interest balances in the prior year related to the construction of our manufacturing plant in India.

Other (expense) income, net

Other (expense) income, net is primarily comprised of miscellaneous items and realized gains and losses on the sale of marketable securities and restricted marketable securities.

The following table shows other (expense) income, net for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Other (expense) income, net	$(13,326)	$(29,145)	$31,189	$15,819	(54)%	$(60,334)	N/A

Other expense, net decreased in 2024 compared to 2023 primarily due to the impairment of a strategic investment in 2023.

Income tax expense

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimates of current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions in which we operate, principally Singapore, Malaysia, Vietnam, and India. Significant judgments and estimates are required to determine our consolidated income tax expense. The statutory federal corporate income tax rate in the United States is 21%, and the tax rates in Singapore, Malaysia, Vietnam, and India are 17%, 24%, 20%, and 17%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax, conditional upon our continued compliance with certain employment and investment thresholds. In Vietnam, we have been granted a long-term tax incentive, scheduled to expire at the end of 2036, pursuant to which income earned in Vietnam is subject to reduced annual tax rates, conditional upon our continued compliance with certain revenue and R&D spending thresholds.
The following table shows income tax expense for the years ended December 31, 2024, 2023, and 2022:

	Years Ended			Change
(Dollars in thousands)	2024	2023	2022	2024 over 2023		2023 over 2022
Income tax expense	$(114,294)	$(60,513)	$(52,764)	$(53,781)	89%	$(7,749)	15%
Effective tax rate	8.1%	6.8%	613.7%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period. Income tax expense increased by $53.8 million during 2024 compared to 2023 primarily due to higher pretax income in the current year and the impact of taxes due on U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”), partially offset by the beneficial effects of tax law associated with the IRA and the long-term tax holiday in Malaysia.

Liquidity and Capital Resources

As of December 31, 2024, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, which remains unused as of December 31, 2024. To the extent we offer extended payment terms to customers, fail to collect trade receivables in a timely manner, or face other challenges in managing our working capital, we may be required to use our Revolving Capital Facility or other temporary sources of funding. For example, we have entered into factoring agreements with certain financial institutions and have sold certain trade receivables under those factoring facilities. However, we do not use factoring arrangements as an integral part of our financing for working capital. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of December 31, 2024, we had $1.8 billion in cash, cash equivalents, and marketable securities compared to $2.1 billion as of December 31, 2023. This decrease was primarily driven by purchases of property, plant and equipment for our U.S. and Indian facilities and various operating expenditures, partially offset by proceeds from the sale of Section 45X tax credits, net cash receipts from module sales, and receipts from factoring of receivables. As of December 31, 2024 and 2023, $0.7 billion and $1.2 billion of our cash, cash equivalents, and marketable securities, respectively, were held by our foreign subsidiaries and were primarily based in U.S. dollar and Indian Rupee denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of December 31, 2024. During the year ended December 31, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary, allowing us to repatriate $1.0 billion of offshore funds to support our strategic investments in the United States. Our worldwide cash may also be affected by changes to foreign government banking regulations that restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Although we compete in markets that do not require solar-specific government subsidies or incentive programs, such incentives continue to influence the demand for PV solar energy around the world. For example, the financial incentives provided by the IRA are expected to increase both the demand for, and the domestic manufacturing of, solar modules in the United States. We continue to evaluate the extent of benefits available to us by the IRA, which are expected to favorably impact our liquidity and capital resources in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. In December 2024, we entered into two agreements with Visa for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and expect to receive the remaining cash proceeds during the first quarter of 2025. In December 2023, we entered into two agreements with Fiserv for the sale of $687.2 million of Section 45X tax credits we generated during 2023, for aggregate cash proceeds of $659.7 million. We received the full cash proceeds during 2024. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – “We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” See Note 9. “Government Grants” to our consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased demand for our products, we commenced production of Series 7 modules at our third manufacturing facility in Ohio and our first manufacturing facility in India during 2023 and at our first manufacturing facility in Alabama during 2024. We also completed the expansion of our manufacturing footprint at our existing facilities in Ohio and India during 2024. We are in the process of further expanding our manufacturing capacity, including the construction of our fifth U.S. manufacturing facility, which is expected to commence operations in the second half of 2025. We anticipate our remaining investment in this U.S. facility to be approximately $0.7 billion, which is expected to be incurred throughout 2025. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, the advanced manufacturing production credit described above, and/or near-term bridge financing instruments.

In addition to the expansion described above, we continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. We have a demonstrated history of innovation, continuous improvement, and manufacturing success driven by our significant investments in various R&D initiatives. We continue to invest significant financial resources in such initiatives, including the completion of a dedicated R&D innovation center in Ohio to support the implementation of our technology roadmap. This facility features a high-volume manufacturing scale production pilot line, which is expected to enable the production of full-sized prototypes of thin film and tandem PV modules. Such R&D facility was commissioned in July 2024. During 2025, we expect to spend between $1.3 billion and $1.5 billion for capital expenditures, including the new facilities mentioned above, and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors,” including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, effectively manage our cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

We have also committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could increase our manufacturing costs or interrupt or impair our ability to manufacture our solar modules. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination penalties (which, in aggregate, are up to $475.1 million as of December 31, 2024 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of December 31, 2024, such funds were comprised of restricted marketable securities of

$199.1 million and associated restricted cash and cash equivalents balances of $5.0 million. As of December 31, 2024, our module collection and recycling liability was $134.4 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of December 31, 2024, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 14. “Commitments and Contingencies” to our consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Net cash provided by operating activities	$1,217,999	$602,260	$873,369
Net cash used in investing activities	(1,563,307)	(472,791)	(1,192,574)
Net cash provided by financing activities	24,849	336,853	309,392
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6,387)	5,285	47,438
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(326,846)	$471,607	$37,625

Operating Activities

The increase in net cash provided by operating activities during 2024 was primarily driven by proceeds from the sale of Section 45X tax credits and receipts from factoring of receivables, partially offset by an increase in payments made to suppliers compared to the prior year, and lower cash receipts from module sales in the current year.

Investing Activities

The increase in net cash used in investing activities during 2024 was primarily due to lower proceeds from the sales and maturities of marketable securities in the current year and higher purchases of property, plant and equipment compared to the prior year for our U.S. and Indian facilities, partially offset by lower purchases of marketable securities in the current year.

Financing Activities

The decrease in net cash provided by financing activities during 2024 was primarily due to repayment of debt in the current year.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires greater disaggregation of an entity’s income tax disclosures. Among other things, ASU 2023-09 requires entities to disclose (i) specific categories in the effective tax rate reconciliation, (ii) pretax income or loss from continuing operations, separated between domestic and foreign jurisdictions, (iii) income tax expense or benefit from continuing operations, separated by federal, state, and foreign jurisdictions, and (iv) income taxes paid to federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and associated disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement. ASU 2024-03 is effective for public companies for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The disclosure requirements will be applied on a prospective basis, with the option to apply retrospectively. We are currently evaluating the impact ASU 2024-03 will have on our associated disclosures.

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

Accrued Solar Module Collection and Recycling Liability. We previously established a module collection and recycling program, which has since been discontinued, to collect and recycle modules sold and covered under such program once the modules reach the end of their service lives. For legacy customer sales contracts that are covered under this program, we recognized expense at the time of sale based on the estimated cost to collect and recycle the covered solar modules. We estimate the cost of our obligations based on the present value of the expected future cost of collecting and recycling the solar modules, which includes estimates for the cost of packaging materials; the cost of freight from the solar module installation sites to a recycling center; material, labor, and capital costs; and by-product credits for certain materials recovered during the recycling process. We base these estimates on our experience collecting and recycling solar modules and on certain assumptions regarding costs at the time the solar modules will be collected and recycled. In the periods between the time of sale and the related settlement of the collection and recycling obligation, we accrete the carrying amount of the associated liability and classify the corresponding expense within “Selling, general and administrative” expense on our consolidated statements of operations.

We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. Such adjustments are presented within “Cost of Sales” on our consolidated statements of operations. During the year ended December 31, 2024, we completed our annual cost study of obligations under our module collection and recycling program and determined that no adjustment to the associated liability was necessary. As of December 31, 2024, a 10% increase in the expected future recycling costs per module would increase the liability by $14.0 million.

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

In general, we expect the return rates for our Series 6 and Series 7 modules to be lower than our older series. Accordingly, we estimate that the return rate for such newer series of module technology will be less than 1%. As of December 31, 2024, a 100 basis point increase in the return rates across all series of module technology would increase our product warranty liability by $183.5 million.

During the year ended December 31, 2024, we identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. As part of our monitoring of module performance through certain field installation sites, we tested over 100 Series 7 modules, which provided a preliminary view of potential levels of underperformance related to our initial production of Series 7 modules. We then estimated what subset of the entire population of Series 7 modules sold was affected by the manufacturing issues as not all Series 7 modules exhibited the variability in the production process that may lead to the identified underperformance. Accordingly, in arriving at the range of reasonably possible losses, we estimated that approximately two-thirds of Series 7 modules sold as of December 31, 2024 may have been impacted, based on the Series 7 production schedule and the dates of when the underlying manufacturing issues were addressed at each affected facility.

Based on currently available information and certain assumptions and estimates, we believe a reasonable estimate of the aggregate losses related to these manufacturing issues will range from approximately $56 million to $100 million. The low end of the range of reasonably possible losses reflects performance data from select samples of Series 7 modules compared to warranted levels of performance, along with expectations of favorable Series 7 module energy performance attributes, such as a superior temperature coefficient and spectral response, that may partially offset underperformance from the identified issues. Such estimate of potential net underperformance was multiplied by the average selling price per watt of Series 7 modules to determine the low end of the expected costs to commercially settle warranty claims. The high end of the range of reasonably possible losses excludes any such favorable energy performance expectations from our advanced module technology and includes an estimate of incremental module underperformance beyond that exhibited in our samples of module performance data.

Given the inherent limitations of sampling combined with the variability of module performance at different field installation sites, no individual amount within the range represented a better estimate than any other amount. Accordingly, as of December 31, 2024, we increased our product warranty liability by the low end of the range, which we recorded as a reduction to revenue. The ultimate loss we will incur for these manufacturing issues will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any potential additional commitments we may make to remediate the affected modules. A 100 basis point decrease in the module performance data relative to nameplate capacity across our estimate of the impacted Series 7 modules would result in an additional $14 million increase in our product warranty liability.

As of December 31, 2024, we held approximately 0.7 GW of Series 7 modules that may potentially be impacted by the identified manufacturing issues. As we sell these modules, our product warranty liability may increase to the extent the modules exhibit the identified underperformance. Over the next 12 months, we expect to obtain additional information related to the issues affecting certain previously manufactured Series 7 modules and related to the actions we may take in response to the associated warranty claims. As such information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

Government Grants. We continue to evaluate the extent of benefits available to us pursuant to the IRA, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. During the year ended December 31, 2024, we recognized $997.6 million of Section 45X credits as a reduction to “Cost of sales.”

For further information about certain key aspects of the IRA, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, (ii) subsequent amendments to or interpretations of the law, and/or (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

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

As of December 31, 2024, a 10% change in the U.S. dollar relative to our primary foreign currency exposures would have resulted in an $8.8 million change to our net foreign currency income or loss, including the effect of our hedging activities.

Interest Rate Risk

Variable Rate Debt Exposure. We are exposed to interest rate risk as certain of our debt arrangements have variable interest rates, exposing us to variability in interest expense and cash flows. See Note 13. “Debt” to our consolidated financial statements for additional information on our debt borrowing rates. An increase in relevant interest rates would increase the cost of borrowing under certain of our debt arrangements. For the year ended December 31, 2024, a 100 basis point change in such variable interest rates would not have had a significant impact to our interest expense.

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

For the year ended December 31, 2024, our marketable securities earned a return of 5%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of 1 month as of the end of the period. Based on our investment positions as of December 31, 2024, a hypothetical 100 basis point change in interest rates would not have had a significant impact on the market value of our marketable securities investment portfolio. For the year ended December 31, 2024, our restricted marketable securities incurred a loss of less than 1%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of approximately 10 years as of the end of the period. Based on our restricted marketable securities positions as of December 31, 2024, a hypothetical 100 basis point change in interest rates would have resulted in a $15.4 million change in the market value of our restricted marketable securities portfolio.

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

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, restricted cash equivalents, restricted marketable securities, foreign exchange forward contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We monitor the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. We typically require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has also been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024.

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

Item 9B. Other Information

Insider Trading Arrangements

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Alexander R. Bradley	Chief Financial Officer	Adoption	November 13, 2024	September 30, 2025	15,129
Kuntal Kumar Verma	Chief Manufacturing Officer	Adoption	November 14, 2024	March 31, 2025	7,710
——————————
(1)Represents the gross number of shares subject to the Rule 10b5-1(c) plan, excluding the potential effect of shares withheld for taxes. Amounts related to performance units are presented at their target amounts. The actual number of performance units that vest following the end of the applicable performance period, if any, will depend on the relative attainment of the performance metrics.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our executive officers, see Item 1. “Business – Information about Our Executive Officers.” Information concerning our board of directors and audit committee of our board of directors will appear in our 2025 Proxy Statement, under the sections “Directors” and “Corporate Governance,” and information concerning Section 16(a) beneficial ownership reporting compliance will appear in our 2025 Proxy Statement under the section “Delinquent Section 16(a) Reports.” We have adopted an Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees, or First Solar itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. The foregoing summary of our Insider Trading Compliance Policy does not purport to be complete and is qualified by reference to the full text of such policy, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 19.1.

We have adopted a code of business conduct and ethics that applies to all directors, officers, and associates of First Solar. Information concerning this code will appear in our 2025 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation and related information will appear in our 2025 Proxy Statement under the section “Executive Compensation,” and information concerning the compensation committee of our board of directors (the “compensation committee”) will appear under the sections “Corporate Governance” and “Compensation Committee Report.” The information in such sections of the 2025 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including certain information regarding our equity compensation plans, will appear in our 2025 Proxy Statement under the section “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2024 concerning securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	814,338	$—	6,408,178
Equity compensation plans not approved by stockholders	—	—	—
Total	814,338	$—	6,408,178
——————————
(1)Includes 814,338 shares issuable upon vesting of restricted stock units granted under our 2020 Omnibus Incentive Compensation Plan (“2020 Omnibus Plan”). These restricted stock units include the maximum amount of performance units available for issuance under our long-term incentive program for key executive officers and associates.

(2)The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

See Note 17. “Share-Based Compensation” to our consolidated financial statements for further discussion on our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will appear in our 2025 Proxy Statement under the section “Certain Relationships and Related Party Transactions,” and information concerning director independence will appear in our 2025 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services and the audit committee of our board of directors’ pre-approval policies and procedures for these items will appear in our 2025 Proxy Statement under the section “Principal Accountant Fees and Services.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Solar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Modules Segment

As described in Note 21 to the consolidated financial statements, the Company's modules segment net sales were $4.2 billion for the year ended December 31, 2024. As described in Note 15 to the consolidated financial statements, the Company recognizes revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract.

The principal consideration for our determination that performing procedures relating to revenue recognition for the modules segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue for the modules segment at the transaction price once control transfers to the customer. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, and proof of transfer of control; (ii) confirming a sample of outstanding customer invoices balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of transfer of control, and subsequent cash receipts; and (iii) testing the timing of revenue recognition for a sample of revenue transactions that occurred near December 31, 2024 (before and after) by obtaining and inspecting source documents, such as contracts, invoices, and proof of transfer of control.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 25, 2025

We have served as the Company’s or its predecessor’s auditor since 2000, which includes periods before the Company became subject to SEC reporting requirements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,621,376	$1,946,994
Marketable securities	171,583	155,495
Accounts receivable trade, net	1,261,049	660,776
Government grants receivable, net	403,759	659,745
Inventories	1,084,384	819,899
Other current assets	546,882	391,900
Total current assets	5,089,033	4,634,809
Property, plant and equipment, net	5,413,683	4,397,285
Deferred tax assets, net	208,808	142,819
Restricted marketable securities	199,136	198,310
Government grants receivable	157,570	152,208
Goodwill	28,335	29,687
Intangible assets, net	54,654	64,511
Inventories	275,372	266,899
Other assets	697,770	478,604
Total assets	$12,124,361	$10,365,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482,190	$207,178
Income taxes payable	77,363	22,134
Accrued expenses	508,581	524,829
Current portion of debt	236,424	96,238
Deferred revenue	712,000	413,579
Other current liabilities	60,884	42,200
Total current liabilities	2,077,442	1,306,158
Accrued solar module collection and recycling liability	134,394	135,123
Long-term debt	373,354	464,068
Deferred revenue	1,327,825	1,591,604
Other liabilities	233,769	180,710
Total liabilities	4,146,784	3,677,663
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,060,281 and 106,847,475 shares issued and outstanding at December 31, 2024 and 2023, respectively	107	107
Additional paid-in capital	2,898,418	2,890,427
Accumulated earnings	5,263,110	3,971,066
Accumulated other comprehensive loss	(184,058)	(174,131)
Total stockholders’ equity	7,977,577	6,687,469
Total liabilities and stockholders’ equity	$12,124,361	$10,365,132

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Net sales	$4,206,289	$3,318,602	$2,619,319
Cost of sales	2,348,425	2,017,923	2,549,461
Gross profit	1,857,864	1,300,679	69,858
Operating expenses:
Selling, general and administrative	188,262	197,622	164,724
Research and development	191,375	152,307	112,804
Production start-up	84,492	64,777	73,077
Litigation loss	430	35,590	—
Total operating expenses	464,559	450,296	350,605
Gain on sales of businesses, net	1,115	6,883	253,511
Operating income (loss)	1,394,420	857,266	(27,236)
Foreign currency loss, net	(24,976)	(21,533)	(16,414)
Interest income	89,090	97,667	33,284
Interest expense, net	(38,870)	(12,965)	(12,225)
Other (expense) income, net	(13,326)	(29,145)	31,189
Income before taxes	1,406,338	891,290	8,598
Income tax expense	(114,294)	(60,513)	(52,764)
Net income (loss)	$1,292,044	$830,777	$(44,166)

Net income (loss) per share:
Basic	$12.07	$7.78	$(0.41)
Diluted	$12.02	$7.74	$(0.41)
Weighted-average number of shares used in per share calculations:
Basic	107,015	106,795	106,551
Diluted	107,525	107,372	106,551

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$1,292,044	$830,777	$(44,166)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,930)	3,107	(32,021)
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $113, $(578), and $2,639	(1,873)	10,170	(56,744)
Unrealized gain (loss) on derivative instruments, net of tax of $(251), $(1,340), and $1,678	876	4,409	(6,690)
Other comprehensive (loss) income	(9,927)	17,686	(95,455)
Comprehensive income (loss)	$1,282,117	$848,463	$(139,621)

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	106,332	$106	$2,871,352	$3,184,455	$(96,362)	$5,959,551
Net loss	—	—	—	(44,166)	—	(44,166)
Other comprehensive loss	—	—	—	—	(95,455)	(95,455)
Common stock issued for share-based compensation	444	1	—	—	—	1
Tax withholding related to vesting of restricted stock	(167)	—	(12,092)	—	—	(12,092)
Share-based compensation expense	—	—	28,216	—	—	28,216
Balance at December 31, 2022	106,609	107	2,887,476	3,140,289	(191,817)	5,836,055
Net income	—	—	—	830,777	—	830,777
Other comprehensive income	—	—	—	—	17,686	17,686
Common stock issued for share-based compensation	392	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(154)	—	(31,130)	—	—	(31,130)
Share-based compensation expense	—	—	34,081	—	—	34,081
Balance at December 31, 2023	106,847	107	2,890,427	3,971,066	(174,131)	6,687,469
Net income	—	—	—	1,292,044	—	1,292,044
Other comprehensive loss	—	—	—	—	(9,927)	(9,927)
Common stock issued for share-based compensation	341	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(128)	—	(20,178)	—	—	(20,178)
Share-based compensation expense	—	—	28,169	—	—	28,169
Balance at December 31, 2024	107,060	$107	$2,898,418	$5,263,110	$(184,058)	$7,977,577

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,292,044	$830,777	$(44,166)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, amortization and accretion	423,498	307,994	269,724
Impairments and net losses on disposal of long-lived assets	1,360	1,568	63,338
Share-based compensation	28,104	34,219	28,656
Deferred income taxes	(54,754)	(60,813)	(12,799)
Gain on sales of businesses, net	(1,115)	(6,883)	(253,511)
Liabilities assumed by customers for the sale of systems	—	—	(145,281)
Gain on debt forgiveness	—	—	(30,201)
Other, net	11,982	22,062	(1,029)
Changes in operating assets and liabilities:
Accounts receivable, trade	(505,336)	(304,183)	118,724
Inventories	(276,807)	(205,106)	16,693
Government grants receivable	270,300	(659,745)	—
Other assets	(311,363)	(215,707)	(86,938)
Income tax receivable and payable	47,421	8,656	43,592
Accounts payable and accrued expenses	268,731	79,328	5,569
Deferred revenue	698	783,207	912,946
Other liabilities	23,236	(13,114)	(11,948)
Net cash provided by operating activities	1,217,999	602,260	873,369
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,526,076)	(1,386,775)	(903,605)
Purchases of marketable securities and restricted marketable securities	(2,516,097)	(3,612,801)	(3,375,008)
Proceeds from sales and maturities of marketable securities	2,491,857	4,563,890	2,646,787
Proceeds from sales of businesses, net of cash and restricted cash sold	—	7,680	442,302
Acquisitions, net of cash acquired	—	(35,739)	—
Other investing activities	(12,991)	(9,046)	(3,050)
Net cash used in investing activities	(1,563,307)	(472,791)	(1,192,574)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	258,461	367,983	397,380
Repayment of debt	(205,821)	—	(75,896)
Payments of tax withholdings for restricted shares	(20,178)	(31,130)	(12,092)
Contingent consideration payment and other financing activities	(7,613)	—	—
Net cash provided by financing activities	24,849	336,853	309,392
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6,387)	5,285	47,438
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(326,846)	471,607	37,625
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,965,069	1,493,462	1,455,837
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,638,223	$1,965,069	$1,493,462
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$185,618	$249,455	$315,961
Proceeds to be received from asset-based government grants	$171,920	$152,208	$—
Acquisitions funded by contingent consideration	$6,500	$18,500	$—
See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. First Solar and Its Business

We are America’s leading PV solar technology and manufacturing company. The only U.S.-headquartered company among the world’s largest solar manufacturers, First Solar is focused on competitively and reliably enabling power generation needs with our advanced, thin film PV technology. Developed at R&D labs in California and Ohio, the Company’s technology represents the next generation of solar power generation, providing a competitive, high-performance, and responsibly produced alternative to conventional crystalline silicon PV solar modules. Our PV solar modules are produced using a fully integrated, continuous process that does not rely on Chinese crystalline silicon supply chains. We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere.

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

•Level 2 – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active.

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

Restricted Cash and Restricted Cash Equivalents. Restricted cash and restricted cash equivalents consist of deposits held by various banks to secure certain of our letters of credit, as well as deposits held in custodial accounts to fund the estimated future costs of our solar module collection and recycling obligations. Restricted cash is classified as current or noncurrent based on the nature of the restriction.

Marketable Securities and Restricted Marketable Securities. We determine the classification of our marketable securities and restricted marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. As of December 31, 2024 and 2023, all of our marketable securities and restricted marketable securities were classified as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our marketable securities and restricted marketable securities in “Other (expense) income, net” computed using the specific identification method.

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

Accounts Receivable Trade. We record trade accounts receivable for our unconditional rights to consideration arising from our performance under contracts with customers. The carrying value of such receivables, net of the allowance for credit losses, represents their estimated net realizable value. Our module sales generally include payment terms between 30 and 150 days following the transfer of control of the products to the customer. In addition, certain module sales agreements require a down payment for a portion of the transaction price upon, or shortly after, entering into the agreement or related purchase order. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product to a customer and when the customer pays for that product will be one year or less.

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

Government Grants. We account for government assistance that is not subject to the scope of ASC 740 using a grant accounting model, by analogy to International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance, and recognize such grants when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost basis, which reduces future depreciation. Other government grants not related to long-lived assets are considered income-based grants and are recognized as a reduction to the related cost of activities that generated the benefit. We recognize grants expected to be received directly from a government entity at their stated value. When we expect to transfer grants to a third party, we recognize the grants at, or adjust their carrying value to, the amount expected to be received from the transaction. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the consolidated statements of cash flows, whereas proceeds received from income-based grants are presented as cash inflows from operating activities.

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

Property, Plant and Equipment. We report our property, plant and equipment at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, required installation costs, interest capitalized during the construction period, and any expenditures that substantially add to the value of or substantially extend the useful life of the assets. We capitalize costs related to computer software obtained or developed for internal use, which generally includes enterprise-level business and finance software that we may customize to meet our specific operational requirements. We expense repair and maintenance costs at the time we incur them.

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

Asset Impairments. We assess long-lived assets classified as “held and used,” including our property, plant and equipment; lease assets; and intangible assets, for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable. These events and changes in circumstances may include a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used, or in its physical condition; a significant adverse change in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; a current-period operating or cash flow loss combined with a history of such losses or a projection of future losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

We may first make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform a quantitative goodwill impairment test. Such qualitative impairment test considers various factors, including macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance of a reporting unit, and any other relevant events affecting our company or a reporting unit. If we determine through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the quantitative impairment test is not required; otherwise, we perform a quantitative impairment test. We may also decide to proceed directly to the quantitative impairment test without considering qualitative factors.

The quantitative impairment test is the comparison of the fair value of a reporting unit with its carrying amount, including goodwill. We define the fair value of a reporting unit as the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Our modules business represents our only reporting unit, and we primarily use an income approach to estimate its fair value. Significant judgment is required when estimating the fair value of a reporting unit, including the forecasting of future operating results and the selection of discount and expected future growth rates used to determine projected cash flows. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired, and no further analysis is required. Conversely, if the carrying value of a reporting unit exceeds its estimated fair value, we record an impairment loss equal to the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

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

We subsequently recognize the cost of operating leases on a straight-line basis over the lease term. Finance lease assets are amortized over the shorter of the estimated useful life of the underlying assets or the lease term, and interest expense on a finance lease liability is recognized using the effective interest method over the lease term. Any variable lease costs, which represent amounts owed to the lessor that are not fixed per the terms of the contract, are recognized in the period in which they are incurred. Any costs included in our lease arrangements that are not directly related to the leased assets, such as maintenance charges, are included as part of the lease costs. Leases with an initial term of one year or less are considered short-term leases and are not recognized as lease assets and liabilities. We recognize the cost of such short-term leases on a straight-line basis over the term of the underlying agreement.

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

Product Warranties. We provide a limited PV solar module warranty covering defects in materials and workmanship under normal use and service conditions for up to 12.5 years. We also typically warrant that modules installed in accordance with agreed-upon specifications will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor every year thereafter throughout the limited power output warranty period of up to 30 years. Among other potential issues, our solar module warranty also covers the resulting power output loss from cell cracking.

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

The classification of our warranty costs depends on the anticipated mode of settlement, which is either through product replacement or cash. We record warranty expense for anticipated claims we expect to resolve through the repair or replacement of modules as an increase to cost of sales, and those we expect to settle by cash payment as a reduction to revenue.

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

Income tax expense includes (i) deferred tax expense, which generally represents the net change in deferred tax assets or liabilities during the year plus any change in valuation allowances, and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from taxing authorities. We only recognize tax benefits related to uncertain tax positions that are more likely than not to be sustained upon examination. For those positions that satisfy such recognition criteria, the amount of tax benefit that we recognize is the largest amount of tax benefit that is more likely than not to be sustained when the uncertain tax position is ultimately settled.

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

During the years ended December 31, 2023 and 2024, we recognized certain post-closing adjustments associated with the prior sale of our O&M operations in a foreign jurisdiction, which was included in “Gain on sales of businesses, net” in our consolidated statements of operations.

5. Goodwill and Intangible Assets

Goodwill

Goodwill for the modules business consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2023	Acquisitions (Impairments)	Foreign Currency Translation Adjustments	December 31, 2024
Gross amount	$423,052	$—	$(1,352)	$421,700
Accumulated impairment losses	(393,365)	—	—	(393,365)
Total	$29,687	$—	$(1,352)	$28,335

	December 31, 2022	Acquisitions (Impairments)	Foreign Currency Translation Adjustments	December 31, 2023
Gross amount (1)	$407,827	$14,952	$273	$423,052
Accumulated impairment losses	(393,365)	—	—	(393,365)
Total	$14,462	$14,952	$273	$29,687
——————————
(1)See Note 3. “Business Acquisitions” to our consolidated financial statements for discussion of our business acquisitions.

We performed our annual impairment analysis in the fourth quarters of 2024 and 2023. ASC 350-20 allows companies to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform a quantitative goodwill impairment test. Such qualitative assessment considers various factors, including macroeconomic conditions, industry and market considerations, cost factors, the overall financial performance of a reporting unit, and any other relevant events affecting our company or a reporting unit.

We performed a qualitative assessment for our modules business in each respective period and concluded that it was not more likely than not that the fair value of the modules business was less than its carrying amount. Accordingly, a quantitative goodwill impairment test for the modules business was not required in any period presented.

Intangible assets, net

The following tables summarize our intangible assets at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,645	$(88,717)	$8,928
In-process research and development	43,159	—	43,159
Patents	10,068	(7,501)	2,567
Total	$150,872	$(96,218)	$54,654

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,645	$(78,659)	$18,986
In-process research and development (1)	43,159	—	43,159
Patents	9,438	(7,072)	2,366
Total	$150,242	$(85,731)	$64,511
——————————
(1)See Note 3. “Business Acquisitions” to our consolidated financial statements for discussion of our business acquisitions.

Amortization of intangible assets was $10.5 million, $10.5 million, and $10.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Estimated future amortization expense for our definite-lived intangible assets was as follows at December 31, 2024 (in thousands):

Amortization Expense
2025	$4,079
2026	2,696
2027	2,596
2028	876
2029	493
Thereafter	755
Total amortization expense	$11,495

6. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Cash and cash equivalents:
Cash	$1,094,796	$841,310
Money market funds	526,580	1,105,684
Total cash and cash equivalents	1,621,376	1,946,994
Marketable securities:
Time deposits	162,836	76,511
U.S. debt	8,747	44,089
Foreign debt	—	34,895
Total marketable securities	171,583	155,495
Total cash, cash equivalents, and marketable securities	$1,792,959	$2,102,489

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our consolidated balance sheets as of December 31, 2024 and 2023 to the total of such amounts as presented in the consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	2024	2023
Cash and cash equivalents	Cash and cash equivalents	$1,621,376	$1,946,994
Restricted cash – current	Other current assets	8,262	8,262
Restricted cash – noncurrent	Other assets	3,613	3,621
Restricted cash equivalents – noncurrent	Other assets	4,972	6,192
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,638,223	$1,965,069

During the year ended December 31, 2024, we sold marketable securities for proceeds of $67.5 million and realized a gain of less than $0.1 million on such sales. During the year ended December 31, 2023, we sold marketable securities for proceeds of $34.9 million and realized a loss of less than $0.1 million on such sales. See Note 12. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Time deposits	$162,836	$—	$—	$—	$162,836
U.S. debt	10,000	—	1,253	—	8,747
Total	$172,836	$—	$1,253	$—	$171,583

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Time deposits	$76,533	$—	$—	$22	$76,511
U.S. debt	45,625	88	1,614	10	44,089
Foreign debt	35,000	—	91	14	34,895
Total	$157,158	$88	$1,705	$46	$155,495

The contractual maturities of our marketable securities as of December 31, 2024 were as follows (in thousands):

Fair Value
Within one year	$162,836
After one year through five years	4,767
After five years through ten years	3,980
Total	$171,583

7. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
U.S. debt	$109,155	$113,326
Foreign government obligations	49,024	51,229
Supranational debt	22,809	15,339
U.S. government obligations	18,148	18,416
Total restricted marketable securities	$199,136	$198,310

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of December 31, 2024 and 2023, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $5.0 million and $6.2 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the year ended December 31, 2024, we purchased $7.9 million of restricted marketable securities as part of our ongoing management of the custodial accounts.

See Note 12. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of December 31, 2024 and 2023 (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. debt	$144,652	$—	$35,497	$—	$109,155
Foreign government obligations	62,595	—	13,571	—	49,024
Supranational debt	25,351	—	2,542	—	22,809
U.S. government obligations	24,368	—	6,220	—	18,148
Total	$256,966	$—	$57,830	$—	$199,136

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. debt	$146,484	$—	$33,129	$29	$113,326
Foreign government obligations	65,202	—	13,963	10	51,229
U.S. government obligations	24,460	—	6,039	5	18,416
Supranational debt	17,688	—	2,349	—	15,339
Total	$253,834	$—	$55,480	$44	$198,310

As of December 31, 2024, the contractual maturities of these securities were between 6 years and 15 years, and restricted marketable securities with unrealized losses had generally been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase, and based on the underlying credit quality of the investments, we expect to hold such securities until we recover our cost basis.

8. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Accounts receivable trade, gross	$1,262,353	$662,390
Allowance for credit losses	(1,304)	(1,614)
Accounts receivable trade, net	$1,261,049	$660,776

During 2024, we entered into various revolving factoring arrangements to sell certain trade receivables to unrelated financial institutions. Transfers under these arrangements, which retain servicing but are without recourse, qualify as true sales under ASC 860, and we derecognize sold receivables when control transfers to the financial institution. Gross amounts factored under these programs for the year ended December 31, 2024 were $126.0 million. The proceeds from the sale of receivables are classified as operating activities in our consolidated statements of cash flows. Discounts on factored receivables were not significant and were recorded in “Selling, general and administrative” expense in the consolidated statements of operations.

Inventories

Inventories consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Raw materials	$489,524	$478,138
Work in process	115,696	78,463
Finished goods	754,536	530,197
Inventories	$1,359,756	$1,086,798
Inventories – current	$1,084,384	$819,899
Inventories – noncurrent	$275,372	$266,899

Other current assets

Other current assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Spare maintenance materials and parts	$214,189	$148,218
Indirect tax receivables	122,131	65,301
Prepaid expenses	75,250	62,480
Operating supplies	49,906	43,995
Insurance receivable for accrued litigation (1)	21,800	21,800
Derivative instruments (2)	13,452	1,778
Restricted cash	8,262	8,262
Prepaid income taxes	6,408	7,064
Other	35,484	33,002
Other current assets	$546,882	$391,900
——————————
(1)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our legal proceedings.

(2)See Note 10. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Land	$38,879	$35,364
Buildings and improvements	1,584,981	1,037,421
Machinery and equipment	4,800,545	3,593,347
Office equipment and furniture	181,647	161,187
Leasehold improvements	40,300	40,084
Construction in progress	858,538	1,223,998
Property, plant and equipment, gross	7,504,890	6,091,401
Accumulated depreciation	(2,091,207)	(1,694,116)
Property, plant and equipment, net	$5,413,683	$4,397,285

Depreciation of property, plant and equipment was $407.4 million, $310.0 million, and $244.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Other assets

Other assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Advance payments for raw materials	$249,218	$204,370
Lease assets (1)	143,545	101,468
Accounts receivable, trade	94,373	—
Income tax receivables	87,025	68,591
Prepaid expenses	34,250	23,954
Project assets	25,455	28,430
Restricted cash equivalents	4,972	6,192
Restricted cash	3,613	3,621
Other (2)	55,319	41,978
Other assets	$697,770	$478,604
——————————
(1)See Note 11. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(2)In November 2023, we entered into a power purchase agreement with Cleantech, a leading provider of renewable energy solutions in India and Southeast Asia. Under the agreement, Cleantech plans to construct certain PV solar and wind power-generating assets, which will supply electricity to our manufacturing facility in India.

During 2024, we purchased ownership interests in two subsidiaries of Cleantech for $7.9 million. These subsidiaries own certain of the power-generating assets that are expected to supply our facility, and we account for our investments in these subsidiaries using the equity method. During the year ended December 31, 2024, we recognized revenue of $37.8 million for module sales of 150 MW to these subsidiaries.

Accrued expenses

Accrued expenses consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Accrued property, plant and equipment	$136,176	$210,233
Accrued freight	95,940	58,494
Accrued inventory	64,866	101,161
Product warranty liability (1)	62,139	5,920
Accrued other taxes	41,178	26,781
Accrued compensation and benefits	30,612	55,960
Other	77,670	66,280
Accrued expenses	$508,581	$524,829
——————————
(1)    See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our product warranties.

Other current liabilities

Other current liabilities consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Accrued litigation (1)	$21,800	$21,800
Derivative instruments (2)	18,619	1,744
Lease liabilities (3)	13,281	10,358
Contingent consideration (4)	—	7,500
Other	7,184	798
Other current liabilities	$60,884	$42,200
——————————
(1)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our legal proceedings.

(2)See Note 10. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

(3)See Note 11. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(4)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our contingent consideration arrangements.

Other liabilities

Other liabilities consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Lease liabilities (1)	$95,743	$53,725
Deferred tax liabilities, net (2)	54,696	42,771
Other taxes payable	49,256	39,431
Product warranty liability (3)	14,296	19,571
Contingent consideration (4)	6,500	11,000
Other	13,278	14,212
Other liabilities	$233,769	$180,710
——————————
(1)See Note 11. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(2)See Note 18. “Income Taxes” to our consolidated financial statements for discussion of our net deferred tax liabilities.

(3)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our product warranties.

(4)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our contingent consideration arrangements.

9. Government Grants

Government grants represent benefits provided by federal, state, or local governments that are not subject to the scope of ASC 740. We recognize a grant when we have reasonable assurance that we will comply with the grant’s conditions and that the grant will be received. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost basis, which reduces future depreciation. Other government grants not related to long-lived assets are considered income-based grants and are recognized as a reduction to the related cost of activities that generated the benefit.

The following table presents the benefits recognized from asset-based government grants in our consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

Balance Sheet Line Item	2024	2023
Property, plant and equipment, net	$166,211	$146,348
Other assets	5,708	5,860

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our first manufacturing facility in the country. Among other things, such incentives provide a 24% subsidy for eligible capital investments, contingent upon meeting certain minimum investment and employment commitments. The capital subsidy funding application process begins following the initial period of module production and is expected to be paid in six annual installments thereafter. The timing of cash receipts is subject to the completion of audit certifications, funding applications by First Solar, and review by state government authorities. Module production in India began during the year ended December 31, 2023. Such credit is reflected on our consolidated balance sheets within “Government grants receivable.”

The following table presents the benefits recognized from income-based government grants in our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Income Statement Line Item	2024	2023	2022
Cost of sales	$1,009,451	$659,745	$—
Research and development	4,186	—	—
Production start-up	484	—	—

In August 2022, the previous U.S. President signed into law the IRA. Among other things, the IRA offers a tax credit, pursuant to Section 45X of the IRC, for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our consolidated balance sheets within “Government grants receivable.”

In December 2024, we entered into two agreements with Visa for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and expect to receive the remaining cash proceeds during the first quarter of 2025. In connection with this transaction, we recognized a loss of approximately $39 million during the year ended December 31, 2024, which was reflected in “Cost of sales” in our consolidated statements of operations.

In December 2023, we entered into two agreements with Fiserv for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. In connection with this transaction, we recognized a loss of $27.5 million during the year ended December 31, 2023, which was reflected in “Cost of sales” in our consolidated statements of operations. We received the full cash proceeds during the year ended December 31, 2024.

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

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$35
Total derivatives designated as hedging instruments	$—	$35

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$13,452	$18,584
Total derivatives not designated as hedging instruments	$13,452	$18,584
Total derivative instruments	$13,452	$18,619

	December 31, 2023
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$344
Total derivatives designated as hedging instruments	$—	$344

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,778	$1,400
Total derivatives not designated as hedging instruments	$1,778	$1,400
Total derivative instruments	$1,778	$1,744

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Foreign Exchange Forward Contracts	Commodity Swap Contracts	Total
Balance as of December 31, 2021	$1,126	$—	$1,126
Amounts recognized in other comprehensive income (loss)	545	(8,101)	(7,556)
Amount reclassified to cost of sales	(1,671)	859	(812)
Balance as of December 31, 2022	—	(7,242)	(7,242)
Amounts recognized in other comprehensive income (loss)	—	(977)	(977)
Amount reclassified to cost of sales	—	6,726	6,726
Balance as of December 31, 2023	—	(1,493)	(1,493)
Amounts recognized in other comprehensive income (loss)	—	(1,196)	(1,196)
Amount reclassified to cost of sales	—	2,323	2,323
Balance as of December 31, 2024	$—	$(366)	$(366)

During the year ended December 31, 2022, we recognized unrealized losses of less than $0.1 million within “Cost of sales” for amounts excluded from effectiveness testing for our foreign exchange forward contracts designated as cash flow hedges.

The following table presents the effect of derivative instruments not designated as hedges on our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

		Amount of Gain (Loss) Recognized in Income Statement
	Income Statement Line Item	2024	2023	2022
Foreign exchange forward contracts	Foreign currency loss, net	$(6,645)	$(8,406)	$75,421
Foreign exchange forward contracts	Cost of sales	—	—	583

Foreign Currency Risk

Cash Flow Exposure

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, from time to time we may enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. When qualifying foreign exchange forward contracts are designated as cash flow hedges, we report unrealized gains or losses on such qualifying contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings.

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

As of December 31, 2024 and 2023, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	December 31, 2024
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$2.9
Purchase	Euro	€181.6	$189.4
Sell	Euro	€55.1	$57.5
Purchase	Indian rupee	INR 1,485.0	$17.4
Sell	Indian rupee	INR 66,934.0	$783.9
Purchase	Japanese yen	¥3,442.2	$21.8
Sell	Japanese yen	¥3,761.5	$23.8
Purchase	Malaysian ringgit	MYR 217.1	$48.5
Sell	Malaysian ringgit	MYR 29.5	$6.6
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 14.1	$10.4
Sell	Singapore dollar	SGD 19.7	$14.5

	December 31, 2023
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$3.2
Sell	Chilean peso	CLP 1,372.6	$1.6
Purchase	Euro	€98.3	$108.7
Sell	Euro	€14.1	$15.6
Sell	Indian rupee	INR 62,967.4	$756.9
Purchase	Japanese yen	¥1,053.6	$7.5
Sell	Japanese yen	¥705.2	$5.0
Purchase	Malaysian ringgit	MYR 160.7	$35.0
Sell	Mexican peso	MXN 34.6	$2.0
Purchase	Singapore dollar	SGD 6.5	$4.9

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

During the year ended December 31, 2024, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of steel between April 2024 and December 2024. Such swaps had an aggregate initial notional value based on short tons of forecasted steel purchases, equivalent to $7.6 million, and entitled us to receive the price based on the U.S. Midwest Hot-Rolled Coil Steel Index while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusted with forecasted purchases of steel.

These commodity swap contracts qualify for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We report unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transactions occur and impact earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2024 and 2023. In the following 12 months, we expect to reclassify into earnings $0.4 million of net unrealized losses related to these commodity swap contracts that are included in “Accumulated other comprehensive loss” at December 31, 2024 as we realize the earnings effects of the related forecasted transactions.

11. Leases

Our lease arrangements include our corporate and administrative offices, warehouses, land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the years ended December 31, 2024, 2023, and 2022 and as of December 31, 2024 and 2023 (in thousands):

	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$924	$14	$—
Interest on lease liabilities	1,451	51	—
Operating lease cost	14,403	12,090	14,634
Variable lease cost	2,902	3,421	2,517
Short-term lease cost	954	472	339
Total lease cost	$20,634	$16,048	$17,490

Cash paid for amounts included in the measurement of:
Operating lease liabilities	$13,774	$11,815	$15,359
Finance lease liabilities	677	—	—
Lease assets obtained in exchange for:
Operating lease liabilities	$41,772	$7,163	$4,394
Finance lease liabilities	13,406	17,063	—

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$114,283	$29,262	$84,419	$17,049
Lease liabilities – current	11,799	1,482	10,307	51
Lease liabilities – noncurrent	66,211	29,532	36,662	17,063

Weighted-average remaining lease term	9 years	28 years	5 years	40 years
Weighted-average discount rate	5.5%	6.6%	5.2%	5.4%

As of December 31, 2024, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$15,322	$1,919
2026	13,789	2,788
2027	11,292	2,832
2028	11,035	2,885
2029	9,377	2,963
Thereafter	41,543	55,265
Total future payments	102,358	68,652
Less: interest	(24,348)	(37,638)
Total lease liabilities	$78,010	$31,014

12. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At December 31, 2024 and 2023, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At December 31, 2024 and 2023, our marketable securities consisted of foreign debt, U.S. debt, and time deposits, and our restricted marketable securities consisted of foreign and U.S. government obligations, supranational debt, and U.S. debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At December 31, 2024 and 2023, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

•Contingent Consideration. At December 31, 2024 and 2023, our contingent consideration consisted of balances associated with a prior business acquisition. See Note 3. “Business Acquisitions” to our consolidated financial statements for further discussion of this acquisition. We project future cash outflows associated with certain payout outcomes and discount the amounts to a present value using significant unobservable inputs, including various probabilities and assumptions regarding the timing, nature, and extent of technical milestones achieved. We classify the valuation technique that uses these inputs as Level 3.

At December 31, 2024 and 2023, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$526,580	$526,580	$—	$—
Restricted cash equivalents:
Money market funds	4,972	4,972	—	—
Marketable securities:
Time deposits	162,836	162,836	—	—
U.S. debt	8,747	—	8,747	—
Restricted marketable securities	199,136	—	199,136	—
Derivative assets	13,452	—	13,452	—
Total assets	$915,723	$694,388	$221,335	$—
Liabilities:
Derivative liabilities	$18,619	$—	$18,619	$—
Contingent consideration (1)	6,500	—	—	6,500
Total liabilities	$25,119	$—	$18,619	$6,500
——————————
(1)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our contingent consideration arrangements.

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,105,684	$1,105,684	$—	$—
Restricted cash equivalents:
Money market funds	6,192	6,192	—	—
Marketable securities:
Time deposits	76,511	76,511	—	—
U.S. debt	44,089	—	44,089	—
Foreign debt	34,895	—	34,895	—
Restricted marketable securities	198,310	—	198,310	—
Derivative assets	1,778	—	1,778	—
Total assets	$1,467,459	$1,188,387	$279,072	$—
Liabilities:
Derivative liabilities	$1,744	$—	$1,744	$—
Contingent consideration (1)	18,500	—	—	18,500
Total liabilities	$20,244	$—	$1,744	$18,500

——————————
(1)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our contingent consideration arrangements.

Fair Value of Financial Instruments

At December 31, 2024 and 2023, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable - noncurrent	$157,570	$123,743	$152,208	$107,111
Liabilities:
Long-term debt, including current maturities (1)	$464,550	$441,016	$500,000	$453,015
——————————
(1)Excludes unamortized issuance costs and debt arrangements with an original maturity of less than one year.

The carrying values in our consolidated balance sheets of our trade accounts receivable, restricted cash, current government grants receivable, accounts payable, accrued expenses, and debt arrangements with an original maturity of less than one year approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent government grants receivable and long-term debt are considered Level 2 measurements under the fair value hierarchy.

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, restricted cash equivalents, restricted marketable securities, foreign exchange forward contracts, and commodity swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty. We monitor the credit standing of our counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. We typically require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

13. Debt

Our debt arrangements consisted of the following at December 31, 2024 and 2023 (in thousands):

		Balance (USD)
Loan Agreement	Currency	2024	2023
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	464,550	500,000
India JPM Working Capital Facility	INR	28,490	60,827
India HSBC Working Capital Facility	INR	69,097	—
India Citibank Working Capital Facility	INR	48,017	—
India Credit Agricole Working Capital Facility	INR	—	—
Total debt principal		610,154	560,827
Less: unamortized issuance costs		(376)	(521)
Total debt		609,778	560,306
Less: current portion		(236,424)	(96,238)
Noncurrent portion		$373,354	$464,068

Revolving Credit Facility

In June 2023, we entered into a credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $1.0 billion. Borrowing under the Revolving Credit Facility bears interest at a rate per annum equal to, at our option, (i) the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread of 0.10%, plus a margin that ranges from 1.25% to 2.25% or (ii) an alternate base rate as defined in the credit agreement, plus a margin that ranges from 0.25% to 1.25%. The margins under the Revolving Credit Facility are based on the Company’s net leverage ratio or, if the Company elects to switch to a credit ratings-based system after the investment grade ratings trigger date occurs (as defined in the credit agreement), on the Company’s public debt rating.

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

As of December 31, 2024 and 2023, we had no outstanding debt or letters of credit under our Revolving Credit Facility.

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

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A., which provides certain working capital loans of up to INR 4.5 billion ($53.8 million). The outstanding balance matures during the first half of 2025. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

India Credit Agricole Working Capital Facility

In August 2022, FSISV entered into a working capital facility agreement (the “India Credit Agricole Working Capital Facility”) with Credit Agricole Corporate and Investment Bank, for the issuance of letters of credit, bank guarantees, and overdraft. During 2024, the India Credit Agricole Working Capital Facility was amended to include certain working capital loans of up to INR 4.0 billion ($46.8 million). The Credit Agricole Working Capital Facility is guaranteed by First Solar, Inc. As of December 31, 2024, there was no balance outstanding on the India Credit Agricole Working Capital Facility.

Interest Rates

As of December 31, 2024, the borrowing rates for our outstanding debt arrangements were as follows:

Loan Agreement	Interest Rate Description	Interest Rate
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%	5.57%
India JPM Working Capital Facility (1)	India Treasury bill rate plus 1.3%	7.81%
India HSBC Working Capital Facility (1)	India Treasury bill rate plus 1.5%	7.96%
India Citibank Working Capital Facility (1)	India Treasury bill rate plus 1.1%	7.53%
——————————
(1)The weighted-average interest rate for our outstanding short-term debt arrangements was 7.79% as of December 31, 2024.

During the years ended December 31, 2024, 2023, and 2022, we paid $36.2 million, $15.0 million, and $11.6 million, respectively, of interest related to our debt arrangements.

Future Principal Payments

At December 31, 2024, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
2025	$90,899
2026	90,899
2027	90,950
2028	91,000
2029	100,802
Total long-term debt future principal payments	$464,550

14. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of December 31, 2024, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	167.8	159.7
Surety bonds	28.6	225.0
——————————
(1)Our Revolving Credit Facility provides us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

(2)Of the total letters of credit issued under the bilateral facilities, $9.1 million was secured with cash.

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

Product warranty activities during the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
Product warranty liability, beginning of period	$25,491	$33,787	$52,553
Accruals for new warranties issued	7,399	5,416	4,727
Settlements	(13,183)	(6,058)	(12,690)
Changes in estimate of product warranty liability	56,728	(7,654)	(10,803)
Product warranty liability, end of period	$76,435	$25,491	$33,787
Current portion of warranty liability	$62,139	$5,920	$10,660
Noncurrent portion of warranty liability	$14,296	$19,571	$23,127

We have identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. The ultimate loss we will incur for these manufacturing issues will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any potential additional commitments we may make to remediate the affected modules. Based on currently available information and certain assumptions and estimates, we believe a reasonable estimate of the aggregate losses related to these manufacturing issues will range from approximately $56 million to $100 million. At this time, no individual amount within that range is a better estimate than any other amount. Accordingly, as of December 31, 2024, we increased our product warranty liability by the low end of the range, which we recorded as a reduction to revenue. The estimated range set forth above was based on our evaluation of the currently available information, including select samples of module performance data from several locations, the estimated number of affected modules, and projections of probable costs to remediate the issues. As additional information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

During the year ended December 31, 2023, we revised our warranty estimate based on updated information regarding our warranty claims, which reduced our module warranty liability by $5.4 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology and revisions to projected settlements, resulting in reductions to our projected module return rate. During the year ended December 31, 2022, we revised the warranty estimate based on updated information regarding our warranty claims, which reduced our module warranty liability by $10.2 million. This updated information reflected lower-than-expected warranty claims for our older series of module technology as well as the evolving claims profile of our newest series of module technology, resulting in reductions to our projected module return rates.

Indemnifications

In certain limited circumstances, we have provided indemnifications to customers or other parties under which we are contractually obligated to compensate such parties for losses they suffer resulting from a breach of a representation, warranty, or covenant; the resolution of specific matters associated with a solar project’s development or construction; guarantees of a third party’s payment or performance obligations; or any disallowance or lack of the right to claim all or any portion of certain tax credits. For contracts that have such indemnification provisions, we initially recognize a liability under ASC 460 for the estimated premium that would be required by a guarantor to issue the same indemnity in a standalone arm’s-length transaction with an unrelated party. We may base these estimates on the cost of insurance or other instruments that cover the underlying risks being indemnified and may purchase such instruments to mitigate our exposure to potential indemnification payments. We subsequently measure such liabilities at the greater of the initially estimated premium or the contingent liability required to be recognized under ASC 450. We recognize any indemnification liabilities as a reduction of earnings associated with the related transaction.

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of December 31, 2024 and 2023, we accrued $2.5 million and $3.3 million of current indemnification liabilities, respectively. As of December 31, 2024, the maximum potential amount of future payments under our indemnifications was $1.3 billion.

Contingent Consideration

As part of our acquisition of Evolar in May 2023, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. See Note 3. “Business Acquisitions” to our consolidated financial statements for further discussion of this acquisition. As of December 31, 2023, we recorded $7.5 million of current liabilities and $11.0 million of long-term liabilities for such contingent obligations based on their estimated fair values.

During the year ended December 31, 2024, we paid $7.5 million of contingent consideration to the selling shareholders based on the achievement of specific milestones. As of December 31, 2024, the remaining long-term contingent consideration liability was remeasured to a fair value of $6.5 million. The remeasurement resulted from adjustments in the probability and timing of achieving the remaining milestones. The changes in the fair value of the contingent consideration arrangement are classified within “Research and development” expense in our consolidated statements of operations.

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

We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. Such adjustments are presented within “Cost of sales” on our consolidated statements of operations. During the years ended December 31, 2024 and 2023, we completed our annual cost study of obligations under our module collection and recycling program and determined that no adjustment to the associated liability was necessary. During the year ended December 31, 2022, we completed our annual cost study of obligations under our module collection and recycling program and reduced the associated liability by $7.5 million primarily due to lower estimated capital and chemical costs resulting from improvements to our module recycling technology.

Our module collection and recycling liability was $134.4 million and $135.1 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023, and 2022, we recognized accretion expense of $5.8 million, $5.5 million, and $5.5 million, respectively, associated with this liability. See Note 7. “Restricted Marketable Securities” to our consolidated financial statements for more information about our arrangements for funding this liability.

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

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Plaintiff”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. In April 2023, we commenced an Inter Partes Review (“IPR”) before the United States Patent and Trademark Office seeking to invalidate such claims. In November 2023, the United States Patent Trial and Appeal Board declined to hear the First Solar IPR. In July 2024, Plaintiff’s counsel filed a motion seeking to withdraw as counsel. The court granted the motion and issued a 45-day stay of all proceedings while Plaintiff seeks new representation. In September and December 2024, Plaintiff filed motions seeking a stay of all proceedings, claiming health issues. The court initially granted the motions and issued additional stays of all proceedings until March 2025 and subsequently ordered both parties to mediate the case, which is expected to take place during the week of March 17, 2025. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of December 31, 2024, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our consolidated balance sheet as of December 31, 2024. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023, and, as a result, the $21.8 million award has been vacated, and a new trial will be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. We filed our initial briefs with the court on December 20, 2024. The plaintiff’s briefs are due by March 24, 2025.

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

15. Revenue from Contracts with Customers

We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. Our customer contracts generally contain provisions that (i) require us to pay the customer liquidated damages if we fail to deliver modules by scheduled dates or if we fail to deliver modules that meet certain U.S. domestic content requirements and (ii) entitle us to a termination payment if the customer defaults on its contractual obligations and we terminate the contract. Our accounting policy associated with revenue recognition from module sales is further described in Note 2. “Summary of Significant Accounting Policies.”

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the year ended December 31, 2024 (in thousands):

	2024	2023	Change
Deferred revenue	$2,039,825	$2,005,183	$34,642	2%

During the year ended December 31, 2024, our contract liabilities increased by $34.6 million primarily due to advance payments received or accrued in the current year for future sales of solar modules, partially offset by the recognition of revenue for sales of solar modules for which payment was received in prior years. During the years ended December 31, 2024 and 2023, we recognized revenue of $433.6 million and $432.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of December 31, 2024, we had entered into contracts with customers for the future sale of 68.5 GW of solar modules for an aggregate transaction price of $20.5 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of defined thresholds, (iii) changes to certain commodity prices, and (iv) the module wattage committed for delivery, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

See Note 21. “Segment and Geographical Information” for the disaggregation of revenue by reportable segment.

16. Stockholders’ Equity

Preferred Stock

As of December 31, 2024 and 2023, we had authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

As of December 31, 2024 and 2023, we had authorized 500,000,000 shares of common stock, $0.001 par value, of which 107,060,281 and 106,847,475 shares, respectively, were issued and outstanding. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2024.

17. Share-Based Compensation

The following table presents share-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Cost of sales	$3,923	$4,798	$3,174
Selling, general and administrative	20,696	25,217	22,367
Research and development	3,502	4,133	3,080
Production start-up	(17)	71	35
Total share-based compensation expense	$28,104	$34,219	$28,656

As of December 31, 2024, we had $26.6 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.3 years. During the years ended December 31, 2024, 2023, and 2022, we recognized an income tax benefit in our consolidated statements of operations of $12.2 million, $19.3 million, and $7.3 million, respectively, related to share-based compensation expense, including excess tax benefits. We authorize our transfer agent to issue new shares, net of shares withheld for taxes as appropriate, for the vesting of restricted stock and performance units or grants of unrestricted stock.

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

The 2020 Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. The shares underlying any forfeited, expired, terminated, or canceled awards become available for new award grants. We may not grant awards under the 2020 Omnibus Plan after 2030, which is the tenth anniversary of the 2020 Omnibus Plan’s approval by our stockholders. As of December 31, 2024, we had 6,408,178 shares available for future issuance under the 2020 Omnibus Plan.

Restricted Stock and Performance Units

We issue shares to the holders of restricted stock units on the date the restricted units vest. The majority of shares issued are net of applicable withholding taxes, which we pay on behalf of our associates. As a result, the actual number of shares issued will generally be less than the number of restricted stock units granted. Prior to vesting, restricted stock units do not have dividend equivalent rights or voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding.

In July 2019, March 2020, and May 2021, the compensation committee of our board of directors approved grants of performance units for key executive officers to be earned over multi-year performance periods, which ended in December 2021, December 2022, and December 2023, respectively. Vesting of the 2019, 2020, and 2021 grants of performance units was contingent upon the specific attainment targets of each grant, which targets included metrics such as contracted revenue, module wattage, return on capital, cost per watt, gross profit, incremental average selling price, and operating income metrics. In March 2022, the compensation committee certified the achievement of the vesting conditions applicable to the 2019 grants, which approximated the maximum level of performance. In March 2023, the compensation committee certified the achievement of the vesting conditions applicable to the 2020 grants, which approximated the target level of performance. In February 2024, the compensation committee certified the achievement of the vesting conditions applicable to the 2021 grants, which approximated the maximum level of performance. Accordingly, each participant received one share of common stock for each vested performance unit granted, net of any tax withholdings.

In March 2022, the compensation committee approved additional grants of performance units for key executive officers to be earned over a multi-year performance period, which ended in December 2024. Vesting of the 2022 grants of performance units is contingent upon the relative attainment of target contracted revenue, cost per watt, and return on capital metrics, to be certified by the compensation committee in 2025.

In March 2023 and March 2024, the compensation committee approved additional grants of performance units for key executive officers; such grants are expected to be earned over a multi-year performance period ending in December 2025 and December 2026, respectively. Vesting of the 2023 and 2024 grants of performance units is contingent upon the specific attainment targets of each grant, which targets include metrics such as contracted revenue, production, incremental average selling price, and operating margin metrics.

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

In February 2022, we adopted a Clawback Policy (“the Policy”) that applies to the Company’s current and former Section 16 officers. The Policy applies to all incentive compensation, including any performance-based annual incentive awards and performance-based equity compensation. The Policy was adopted to ensure that incentive compensation is paid or awarded based on accurate financial results and the correct calculation of performance against incentive targets.

The following is a summary of our restricted stock unit activity, including performance unit activity, for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at December 31, 2023	960,448	$106.25
Restricted stock units granted (1)	215,849	158.63
Restricted stock units vested	(331,153)	75.44
Restricted stock units forfeited	(30,806)	123.81
Unvested restricted stock units at December 31, 2024	814,338	$132.00
——————————
(1)Restricted stock units granted include the maximum amount of performance units available for issuance under our long-term incentive program for key executive officers and associates. The actual number of shares to be issued will depend on the relative attainment of the performance metrics described above.

We estimate the fair value of our restricted stock unit awards based on our stock price on the grant date. For the years ended December 31, 2023 and 2022, the weighted-average grant-date fair value for restricted stock units granted in such years was $210.45 and $89.21, respectively. The total fair value of restricted stock units vested during 2024, 2023, and 2022 was $25.0 million, $20.0 million, and $26.4 million, respectively.

Unrestricted Stock

During the years ended December 31, 2024, 2023, and 2022, we awarded 9,645; 11,246; and 19,868, respectively, of fully vested, unrestricted shares of our common stock, excluding amounts withheld for taxes, to the chair and independent members of our board of directors. Accordingly, we recognized $1.9 million, $2.1 million, and $1.9 million of share-based compensation expense for these awards during the years ended December 31, 2024, 2023, and 2022, respectively.

18. Income Taxes

The Inflation Reduction Act. In August 2022, the previous U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new CAMT of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives to address climate change, including the introduction of the advanced manufacturing production credit under Section 45X of the IRC. The provisions of the IRA are generally effective for tax years beginning after 2022. Certain developments to regulations include the following:

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

•In October 2024, the U.S. Treasury Department and the IRS issued final regulations for the advanced manufacturing production credit under Section 45X of the IRC. These final regulations apply to eligible components for which production is completed and sales occur after December 31, 2022, and during taxable years ending on or after October 28, 2024.

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

Pillar Two. In December 2021, the OECD released model rules for a new global minimum tax framework (“Pillar Two”). Certain governments in countries in which we operate have enacted local Pillar Two legislation, with effective dates between January 1, 2024 and April 1, 2024; such local legislation may also include qualified domestic minimum top-up tax. As these legislative changes develop and expand, we expect to continue to monitor the changes and evaluate their potential impact to our results of operations.

Global Intangible Low-Taxed Income. In December 2017, the United States enacted the Tax Cuts and Jobs Act, changing how foreign earnings are subject to tax in the U.S. and enacting a tax on GILTI earned by foreign corporate subsidiaries. We record taxes due on U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred.

During the year ended December 31, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary and recorded tax expense of $6.2 million. There were no other changes to our indefinite reinvestment assertions during the period.

The U.S. and non-U.S. components of our income or loss before income taxes for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
U.S. income (loss)	$1,217,274	$787,598	$(17,652)
Non-U.S. income	189,064	103,692	26,250
Income before taxes	$1,406,338	$891,290	$8,598

The components of our income tax expense or benefit for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
Current expense:
Federal	$64,108	$44,693	$8,434
State	48,255	8,285	399
Foreign	21,834	20,767	49,984
Total current expense	134,197	73,745	58,817
Deferred (benefit) expense:
Federal	(16,840)	(23,390)	(13,928)
State	(17,505)	(1,413)	(700)
Foreign	14,442	11,571	8,575
Total deferred benefit	(19,903)	(13,232)	(6,053)
Total income tax expense	$114,294	$60,513	$52,764

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

Our income tax results differed from the amount computed by applying the relevant U.S. statutory federal corporate income tax rate to our income or loss before income taxes for the following reasons for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024		2023		2022
	Tax	Percent	Tax	Percent	Tax	Percent
Statutory income tax expense	$295,331	21.0%	$187,171	21.0%	$1,806	21.0%
Changes in valuation allowance	22,680	1.6%	10,873	1.2%	22,239	258.6%
GILTI inclusion	16,174	1.2%	—	—%	—	—%
State tax, net of federal benefit	14,850	1.1%	5,468	0.6%	700	8.1%
Change in tax contingency	12,110	0.9%	9	—%	4,326	50.3%
Non-deductible expenses (1)	8,373	0.6%	20,283	2.3%	10,776	125.3%
OECD Pillar Two global minimum tax	8,319	0.6%	—	—%	—	—%
Foreign dividend income	4,774	0.3%	9,115	1.0%	2,857	33.2%
Foreign tax rate differential	4,141	0.3%	1,018	0.1%	(4,227)	(49.1)%
Share-based compensation	(5,760)	(0.4)%	(11,955)	(1.4)%	(1,017)	(11.8)%
Return to provision adjustments	(6,804)	(0.5)%	(3,972)	(0.4)%	(1,767)	(20.5)%
Tax credits	(21,909)	(1.6)%	(9,337)	(1.0)%	(12,654)	(147.2)%
Effect of tax holiday	(29,180)	(2.1)%	(11,501)	(1.3)%	27,424	318.9%
Section 45X production credit	(209,510)	(14.9)%	(138,546)	(15.5)%	—	—%
Other	705	—%	1,887	0.2%	2,301	26.9%
Reported income tax expense	$114,294	8.1%	$60,513	6.8%	$52,764	613.7%
——————————
(1)Includes, among other things, excess compensation for executive officers that is not deductible for tax purposes pursuant to Section 162(m) of the IRC.

During the years ended December 31, 2024 and 2023, we made net tax payments of $94.2 million and $90.9 million, respectively. During the year ended December 31, 2022, we received net tax refunds of $3.9 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated under U.S. GAAP and the amounts calculated for preparing our income tax returns. The items that gave rise to our deferred taxes as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Deferred tax assets:
Long-term contracts	$351,260	$211,974
Net operating losses	163,408	119,822
Capitalized research and development	110,262	53,146
Inventory	50,283	30,787
Accrued expenses	38,161	29,503
Tax credits	22,783	14,800
Compensation	12,006	16,451
Equity in earnings	4,052	4,464
Deferred expenses	1,544	1,590
Other	31,650	28,908
Deferred tax assets, gross	785,409	511,445
Valuation allowance	(167,866)	(149,424)
Deferred tax assets, net of valuation allowance	617,543	362,021
Deferred tax liabilities:
Property, plant and equipment	(439,545)	(234,394)
Investment in foreign subsidiaries	(9,799)	(6,034)
Acquisition accounting / basis difference	(4,170)	(3,964)
Restricted marketable securities and derivatives	(1,983)	(2,087)
Capitalized interest	(1,357)	(1,294)
Other	(6,577)	(14,200)
Deferred tax liabilities	$(463,431)	$(261,973)
Net deferred tax assets	$154,112	$100,048

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

The following table shows changes in the valuation allowance against our deferred tax assets during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Valuation allowance, beginning of year	$149,424	$135,763	$123,917
Additions	24,445	15,109	58,922
Reversals	(6,003)	(1,448)	(47,076)
Valuation allowance, end of year	$167,866	$149,424	$135,763

We maintained a valuation allowance of $167.9 million and $149.4 million as of December 31, 2024 and 2023, respectively, against certain of our deferred tax assets, as it is more likely than not that such amounts will not be fully realized. During the year ended December 31, 2024, the valuation allowance increased by $18.4 million primarily due to current year operating losses in certain jurisdictions, partially offset by the partial release of the valuation allowance in jurisdictions with current year operating income.

As of December 31, 2024, we had federal and aggregate state net operating loss carryforwards of $6.2 million and $143.0 million, respectively. As of December 31, 2023, we had federal and aggregate state net operating loss carryforwards of $7.6 million and $74.1 million, respectively. If not used, the federal net operating loss carryforwards incurred prior to 2018 will begin to expire in 2030, and the state net operating loss carryforwards will begin to expire in 2029. Federal net operating losses arising in tax years beginning in 2018 may be carried forward indefinitely, and the associated deduction is limited to 80% of taxable income. The utilization of our net operating loss carryforwards is also subject to an annual limitation under Section 382 of the IRC due to changes in ownership. Based on our analysis, we do not believe such limitation will impact our realization of the net operating loss carryforwards as we anticipate utilizing them prior to expiration. As of December 31, 2024, we also had U.S. foreign tax credit carryforwards of $22.8 million. If not used, these credits will begin to expire in 2034.

The following table shows a reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Unrecognized tax benefits, beginning of year	$16,723	$14,493	$7,811
Increases related to prior year tax positions	1,007	2,516	4,569
Decreases related to prior year tax positions	(651)	(437)	—
Decreases from lapse in statute of limitations	—	—	(361)
Decreases relating to settlements with authorities	(4,237)	(2,122)	—
Increases related to current tax positions	11,030	2,273	2,474
Unrecognized tax benefits, end of year	$23,872	$16,723	$14,493

If recognized, $22.3 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain tax positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which such resolution occurs. Our policy is to recognize any interest and penalties that we may incur related to our tax positions as a component of income tax expense or benefit. During the years ended December 31, 2024, 2023, and 2022, we recognized interest and penalties of $0.3 million, $0.4 million, and $0.3 million, respectively, related to unrecognized tax benefits.

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Chile, the United States, and the States of Georgia and Tennessee. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which we operate:

Tax Years
Vietnam	2014 - 2023
United States	2016 - 2018; 2020 - 2023
India	2018 - 2023
Singapore	2019 - 2023
Malaysia	2020 - 2023

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

19. Net Income (Loss) per Share

The calculation of basic and diluted net income (loss) per share for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands, except per share amounts):

	2024	2023	2022
Basic net income (loss) per share
Numerator:
Net income (loss)	$1,292,044	$830,777	$(44,166)
Denominator:
Weighted-average common shares outstanding	107,015	106,795	106,551

Diluted net income (loss) per share
Denominator:
Weighted-average common shares outstanding	107,015	106,795	106,551
Effect of restricted stock and performance units	510	577	—
Weighted-average shares used in computing diluted net income (loss) per share	107,525	107,372	106,551

Net income (loss) per share:
Basic	$12.07	$7.78	$(0.41)
Diluted	$12.02	$7.74	$(0.41)

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2024, 2023, and 2022 as such shares would have had an anti-dilutive effect (in thousands):

	2024	2023	2022
Anti-dilutive shares	—	—	576

20. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the year ended December 31, 2024 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Contracts	Total
Balance as of December 31, 2023	$(118,366)	$(54,610)	$(1,155)	$(174,131)
Other comprehensive loss before reclassifications	(13,594)	(1,975)	(1,196)	(16,765)
Amounts reclassified from accumulated other comprehensive loss	4,664	(11)	2,323	6,976
Net tax effect	—	113	(251)	(138)
Net other comprehensive (loss) income	(8,930)	(1,873)	876	(9,927)
Balance as of December 31, 2024	$(127,296)	$(56,483)	$(279)	$(184,058)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Comprehensive Income Components	Income Statement Line Item	2024	2023	2022
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$—	$146	$—
Foreign currency translation adjustment	Gain on sales of businesses, net	—	—	3,756
Foreign currency translation adjustment	Other (expense) income, net	(4,664)	(1,766)	959
Total foreign currency translation adjustment		(4,664)	(1,620)	4,715
Unrealized gain (loss) on marketable securities and restricted marketable securities	Other (expense) income, net	11	(9)	—
Unrealized (loss) gain on derivative contracts:
Commodity swap contracts	Cost of sales	(2,323)	(6,726)	(859)
Foreign exchange forward contracts	Cost of sales	—	—	1,671
Total unrealized (loss) gain on derivative contracts		(2,323)	(6,726)	812
Total (loss) gain reclassified		$(6,976)	$(8,355)	$5,527

21. Segment and Geographical Information

Our only reportable segment is our modules business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of our modules segment include system developers, independent power producers, utilities, commercial and industrial companies, and other system owners and operators. Our residual business operations include certain project development activities, O&M services, the results of operations from PV solar power systems we owned and operated in certain international regions, and the sale of such systems to third-party customers.

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

The following tables provide a reconciliation of certain financial information for our reportable segment to information presented in our consolidated financial statements for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31, 2024
	Modules	Other	Consolidated Total
Net sales	$4,202,733	$3,556	$4,206,289
Cost of sales	2,342,045	6,380	2,348,425
Gross profit (loss)	1,860,688	(2,824)	1,857,864
Goodwill	28,335	—	28,335

	Year Ended December 31, 2023
	Modules	Other	Consolidated Total
Net sales	$3,296,809	$21,793	$3,318,602
Cost of sales	2,019,388	(1,465)	2,017,923
Gross profit	1,277,421	23,258	1,300,679
Goodwill	29,687	—	29,687

	Year Ended December 31, 2022
	Modules	Other	Consolidated Total
Net sales	$2,428,278	$191,041	$2,619,319
Cost of sales	2,312,881	236,580	2,549,461
Gross profit (loss)	115,397	(45,539)	69,858
Goodwill	14,462	—	14,462

The following table presents net sales for the years ended December 31, 2024, 2023, and 2022 by geographic region, based on the customer country of invoicing (in thousands):

	2024	2023	2022
United States	$3,904,844	$3,187,603	$2,193,619
India	201,714	10,869	37,215
France	34,370	68,302	67,656
Chile	—	9	173,279
All other foreign countries	65,361	51,819	147,550
Net sales	$4,206,289	$3,318,602	$2,619,319

The following table presents long-lived assets, which include property, plant and equipment, lease assets, and project assets as of December 31, 2024 and 2023 by geographic region, based on the physical location of the assets (in thousands):

	2024	2023
United States	$3,911,923	$2,734,952
Malaysia	646,111	718,692
Vietnam	500,568	544,380
India	471,736	478,667
All other foreign countries	52,345	50,492
Long-lived assets	$5,582,683	$4,527,183

22. Concentrations of Risks

Customer Concentration Risk. The following customers each comprised 10% or more of our total net sales for the years ended December 31, 2024, 2023, and 2022:

	Segment	2024	2023	2022
		% of Net Sales	% of Net Sales	% of Net Sales
Customer #1	Modules	*	10%	10%
Customer #2	Modules	*	*	14%
Customer #3	Modules	*	*	10%
——————————
*Net sales for these customers were less than 10% of our total net sales for the period.

Supplier Concentration Risk. Several of our key raw materials and components, in particular CdTe and substrate glass, and manufacturing equipment are either single-sourced or sourced from a limited number of suppliers. Failure of any of our key suppliers to perform could disrupt our supply chain and adversely impact our operations by impairing our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.

Production Concentration Risk. Shortages of essential components and equipment could occur due to increases in demand or interruptions of supply, which may be exacerbated by the availability of logistics services, thereby adversely affecting our ability to meet customer demand for our products. Our solar modules are currently produced at our facilities in the United States, Malaysia, Vietnam, and India. Damage to or disruption of these facilities could interrupt our business and adversely affect our ability to generate net sales.

INDEX TO EXHIBITS

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	333-135574	10/25/06	3.1
3.2	Amended and Restated Bylaws of First Solar, Inc.	8-K	001-33156	5/9/24	3.1
4.1	Description of the Registrant’s Securities	10-K	001-33156	2/21/20	4.1
10.1+	Form of Change in Control Severance Agreement	S-1/A	333-135574	10/25/06	10.15
10.2	Form of Director and Officer Indemnification Agreement	10-K	001-33156	2/27/13	10.20
10.3+	Employment Agreement, dated March 15, 2011, and Change in Control Severance Agreement, dated April 4, 2011 between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/5/11	10.3
10.4+	Employment Agreement, effective July 1, 2012, and Change in Control Severance Agreement, effective July 1, 2012 between First Solar, Inc. and Georges Antoun	10-Q	001-33156	8/3/12	10.1
10.5+	Non-Competition and Non-Solicitation Agreement, effective as of March 15, 2011, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/7/13	10.2
10.6+	Change in Control Severance Agreement, effective as of July 1, 2012, between First Solar, Inc. and Georges Antoun	10-Q	001-33156	5/7/13	10.3
10.7+	Amendment to Change in Control Severance Agreement	10-Q	001-33156	8/7/13	10.1
10.8	Restricted Cash Assignment of Deposits	10-Q	001-33156	8/6/14	10.2
10.9+	First Solar, Inc. 2015 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/8/15	App. A
10.10+	Amendment to Employment Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Amendment to Non-Competition and Non-Solicitation Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Second Amendment to Change-in-Control Severance Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	4/28/16	10.1
10.11+	Employment Agreement, effective as of October 24, 2016, and Change-in-Control Severance Agreement, effective as of October 24, 2016, between First Solar, Inc. and Alexander Bradley	10-Q	001-33156	11/3/16	10.1
10.12+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of October 7, 2019 between First Solar, Inc. and Caroline Stockdale	10-K	001-33156	2/21/20	10.34
10.13+	First Solar, Inc. 2020 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/1/20	App. A
10.14+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Patrick Buehler	10-Q	001-33156	10/28/20	10.1
10.15+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Jason Dymbort	10-Q	001-33156	10/28/20	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.16+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Markus Gloeckler	10-Q	001-33156	10/28/20	10.3
10.17+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Michael Koralewski	10-Q	001-33156	10/28/20	10.4
10.18+	First Amendment to Employment Agreement, effective as of October 8, 2020 between First Solar, Inc. and Caroline Stockdale	10-Q	001-33156	10/28/20	10.5
10.19+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Kuntal Kumar Verma	10-Q	001-33156	10/28/20	10.6
10.20+	First Amendment to Employment Agreement, effective as of January 8, 2021 between First Solar, Inc. and Markus Gloeckler	10-K	001-33156	2/26/21	10.46
10.21+	Form of Performance Unit Award Agreement - Form Perf Unit-014	10-K	001-33156	4/28/22	10.1
10.22+	Form of Grant Notice for 2022-2024 Executive Performance Equity Plan	10-Q	001-33156	4/28/22	10.6
10.23‡§	Finance Agreement between FS India Solar Ventures Private Limited and United States International Development Finance Corporation dated July 27, 2022	10-Q	001-33156	7/28/22	10.7
10.24‡§	Guaranty Agreement, dated August 4, 2022, between First Solar, Inc. and United States International Development Finance Corporation	10-Q	001-33156	10/27/22	10.1
10.25+	Form of Performance Unit Award Agreement - Form Perf Unit-015	10-K	001-33156	2/28/23	10.37
10.26+	Form of Grant Notice for 2023-2025 Executive Performance Equity Plan	10-Q	001-33156	4/27/23	10.1
10.27+	Credit and Guaranty Agreement, dated as of June 30, 2023, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/6/23	10.1
10.28+	Tax Credit Transfer Agreement between First Solar, Inc. and Fiserv, Inc. dated December 22, 2023 (Fixed)	8-K	001-33156	12/27/23	10.1
10.29+	Tax Credit Transfer Agreement between First Solar, Inc. and Fiserv, Inc. dated December 22, 2023 (Variable)	8-K	001-33156	12/27/23	10.2
10.30+	Form of Performance Unit Award Agreement - Form Perf Unit-016	10-K	001-33156	2/27/24	10.30
10.31+	Form of Grant Notice for 2024-2026 Executive Performance Equity Plan	10-Q	001-33156	5/1/24	10.1
10.32+	Amendment No.1 to Guaranty Agreement dated June 21, 2024, between First Solar, Inc. and United States International Development Finance Corporation	10-Q	001-33156	7/30/24	10.1
10.33+	Tax Credit Transfer Agreement between First Solar, Inc. and Visa Inc. dated December 6, 2024 (Fixed)	8-K	001-33156	12/12/24	10.1
10.34+	Tax Credit Transfer Agreement between First Solar, Inc. and Visa Inc. dated December 6, 2024 (Variable)	8-K	001-33156	12/12/24	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.35+*	Form of Performance Unit Award Agreement - Form Perf Unit-017	—	—	—	—
10.36+*	Form of RSU Award Agreement	—	—	—	—
10.37+*	Form of Grant Notice for RSU Award Agreement	—	—	—	—
10.38+*	Form of Option Award Agreement	—	—	—	—
10.39+*	Form of Share Award Agreement	—	—	—	—
10.40+*	Form of Cash Incentive Award Agreement	—	—	—	—
10.41+*	Form of Performance Cash Incentive Award Agreement	—	—	—	—
19.1*	First Solar, Inc. Insider Trading Compliance Policy	—	—	—	—
21.1*	List of Subsidiaries of First Solar, Inc.	—	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
97.1	First Solar, Inc. Clawback Policy	10-K	001-33156	2/27/24	97.1
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Document	—	—	—	—
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101	—	—	—	—
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

FIRST SOLAR, INC.

Date: February 25, 2025	By:	/s/ NATHAN THEURER
	Name:	Nathan Theurer
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK R. WIDMAR	Chief Executive Officer and Director	February 25, 2025
Mark R. Widmar

/s/ ALEXANDER R. BRADLEY	Chief Financial Officer	February 25, 2025
Alexander R. Bradley

/s/ MICHAEL J. AHEARN	Chair of the Board of Directors	February 25, 2025
Michael J. Ahearn

/s/ MOLLY E. JOSEPH	Director	February 25, 2025
Molly E. Joseph

/s/ LISA A. KRO	Director	February 25, 2025
Lisa A. Kro

/s/ WILLIAM J. POST	Director	February 25, 2025
William J. Post

/s/ VENKATA RENDUCHINTALA	Director	February 25, 2025
Venkata Renduchintala

/s/ PAUL H. STEBBINS	Director	February 25, 2025
Paul H. Stebbins

/s/ MICHAEL SWEENEY	Director	February 25, 2025
Michael Sweeney

/s/ NORMAN L. WRIGHT	Director	February 25, 2025
Norman L. Wright