Form 10-Q
period 2025-03-31
FIRST SOLAR, INC.
filed 2025-04-29
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of April 25, 2025, 107,244,479 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$844,568	$794,108
Cost of sales	500,165	448,105
Gross profit	344,403	346,003
Operating expenses:
Selling, general and administrative	53,164	45,827
Research and development	52,389	42,742
Production start-up	17,606	15,408
Total operating expenses	123,159	103,977
Gain on sales of businesses, net	—	1,115
Operating income	221,244	243,141
Foreign currency loss, net	(11,593)	(2,858)
Interest income	18,865	27,245
Interest expense, net	(9,525)	(9,210)
Other expense, net	(1,932)	(2,799)
Income before taxes	217,059	255,519
Income tax expense	(7,524)	(18,903)
Net income	$209,535	$236,616

Net income per share:
Basic	$1.96	$2.21
Diluted	$1.95	$2.20
Weighted-average number of shares used in per share calculations:
Basic	107,122	106,910
Diluted	107,415	107,407

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$209,535	$236,616
Other comprehensive income (loss):
Foreign currency translation adjustments	7,280	(8,533)
Unrealized gain (loss) on marketable securities and restricted marketable securities, net of tax of $(331) and $102	5,431	(2,003)
Unrealized gain on derivative instruments, net of tax of $(87) and $(308)	279	1,062
Other comprehensive income (loss)	12,990	(9,474)
Comprehensive income	$222,525	$227,142

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$837,641	$1,621,376
Marketable securities	53,119	171,583
Accounts receivable trade, net	1,605,603	1,261,049
Government grants receivable, net	214,385	403,759
Inventories	1,286,120	1,084,384
Other current assets	577,235	546,882
Total current assets	4,574,103	5,089,033
Property, plant and equipment, net	5,638,042	5,413,683
Deferred tax assets, net	204,436	208,808
Restricted marketable securities	210,555	199,136
Government grants receivable	430,277	157,570
Goodwill	29,707	28,335
Intangible assets, net	52,637	54,654
Inventories	276,688	275,372
Other assets	700,220	697,770
Total assets	$12,116,665	$12,124,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$427,799	$482,190
Income taxes payable	81,609	77,363
Accrued expenses	555,154	508,581
Current portion of debt	197,201	236,424
Deferred revenue	1,041,899	712,000
Other current liabilities	68,050	60,884
Total current liabilities	2,371,712	2,077,442
Accrued solar module collection and recycling liability	137,770	134,394
Long-term debt	327,942	373,354
Deferred revenue	859,409	1,327,825
Other liabilities	232,498	233,769
Total liabilities	3,929,331	4,146,784
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,244,215 and 107,060,281 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	107	107
Additional paid-in capital	2,885,650	2,898,418
Accumulated earnings	5,472,645	5,263,110
Accumulated other comprehensive loss	(171,068)	(184,058)
Total stockholders’ equity	8,187,334	7,977,577
Total liabilities and stockholders’ equity	$12,116,665	$12,124,361

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	107,060	$107	$2,898,418	$5,263,110	$(184,058)	$7,977,577
Net income	—	—	—	209,535	—	209,535
Other comprehensive income	—	—	—	—	12,990	12,990
Common stock issued for share-based compensation	284	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(100)	—	(15,421)	—	—	(15,421)
Share-based compensation expense	—	—	2,653	—	—	2,653
Balance at March 31, 2025	107,244	$107	$2,885,650	$5,472,645	$(171,068)	$8,187,334

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	106,847	$107	$2,890,427	$3,971,066	$(174,131)	$6,687,469
Net income	—	—	—	236,616	—	236,616
Other comprehensive loss	—	—	—	—	(9,474)	(9,474)
Common stock issued for share-based compensation	316	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(122)	—	(18,952)	—	—	(18,952)
Share-based compensation expense	—	—	6,855	—	—	6,855
Balance at March 31, 2024	107,041	$107	$2,878,330	$4,207,682	$(183,605)	$6,902,514

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$209,535	$236,616
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation, amortization and accretion	125,876	90,584
Share-based compensation	2,584	6,791
Deferred income taxes	4,740	(29,033)
Gain on sales of businesses, net	—	(1,115)
Other, net	8,645	(814)
Changes in operating assets and liabilities:
Accounts receivable, trade	(306,822)	17,499
Inventories	(202,781)	(149,470)
Government grants receivable	(99,118)	281,889
Other assets	(114,627)	(89,610)
Income tax receivable and payable	(5,928)	26,239
Accounts payable and accrued expenses	(145,797)	(160,939)
Deferred revenue	(91,169)	37,978
Other liabilities	6,880	1,108
Net cash (used in) provided by operating activities	(607,982)	267,723
Cash flows from investing activities:
Purchases of property, plant and equipment	(205,966)	(413,456)
Purchases of marketable securities and restricted marketable securities	(389,832)	(569,446)
Proceeds from maturities of marketable securities	502,937	416,971
Other investing activities	4,652	(2,697)
Net cash used in investing activities	(88,209)	(568,628)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	92,340	105,420
Repayment of debt	(176,409)	(45,771)
Payments of tax withholdings for restricted shares	(15,421)	(18,952)
Other financing activities	(129)	—
Net cash (used in) provided by financing activities	(99,619)	40,697
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,607	(1,938)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(794,203)	(262,146)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,638,223	1,965,069
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$844,020	$1,702,923
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$325,717	$445,963
Proceeds to be received from asset-based government grants	$156,900	$154,754
Acquisitions funded by contingent consideration	$6,500	$18,500

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries in this Quarterly Report have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of First Solar management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Certain prior period disclosures have been recast to conform to the current period presentation.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$591,907	$1,094,796
Money market funds	245,734	526,580
Total cash and cash equivalents	837,641	1,621,376
Marketable securities:
Time deposits	44,199	162,836
U.S. debt	8,920	8,747
Total marketable securities	53,119	171,583
Total cash, cash equivalents, and marketable securities	$890,760	$1,792,959

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	March 31, 2025	December 31, 2024
Cash and cash equivalents	Cash and cash equivalents	$837,641	$1,621,376
Restricted cash – current	Other current assets	—	8,262
Restricted cash – noncurrent	Other assets	3,618	3,613
Restricted cash equivalents – noncurrent	Other assets	2,761	4,972
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$844,020	$1,638,223

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$44,199	$—	$—	$44,199
U.S. debt	10,000	—	1,080	8,920
Total	$54,199	$—	$1,080	$53,119

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$162,836	$—	$—	$162,836
U.S. debt	10,000	—	1,253	8,747
Total	$172,836	$—	$1,253	$171,583

The contractual maturities of our marketable securities as of March 31, 2025 were as follows (in thousands):

Fair Value
Within one year	$49,018
After one year through five years	—
After five years through ten years	4,101
Total	$53,119

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
U.S. debt	$113,048	$109,155
Foreign government obligations	50,592	49,024
Supranational debt	28,118	22,809
U.S. government obligations	18,797	18,148
Total restricted marketable securities	$210,555	$199,136

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of March 31, 2025 and December 31, 2024, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $2.8 million and $5.0 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the three months ended March 31, 2025, we purchased $5.0 million of restricted marketable securities as part of our ongoing management of the custodial accounts.

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities. The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$144,193	$—	$31,145	$113,048
Foreign government obligations	63,972	—	13,380	50,592
Supranational debt	30,287	14	2,183	28,118
U.S. government obligations	24,344	—	5,547	18,797
Total	$262,796	$14	$52,255	$210,555

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$144,652	$—	$35,497	$109,155
Foreign government obligations	62,595	—	13,571	49,024
Supranational debt	25,351	—	2,542	22,809
U.S. government obligations	24,368	—	6,220	18,148
Total	$256,966	$—	$57,830	$199,136

As of March 31, 2025, the contractual maturities of these securities were between 6 years and 14 years, and restricted marketable securities with unrealized losses had generally been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase, and, based on the underlying credit quality of the investments, we expect to hold such securities until we recover our cost basis.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable trade, gross	$1,613,497	$1,262,353
Allowance for credit losses	(7,894)	(1,304)
Accounts receivable trade, net	$1,605,603	$1,261,049

During 2024, we entered into various revolving factoring arrangements to sell certain trade receivables to unrelated financial institutions. Transfers under these arrangements, which retained servicing but were without recourse, qualified as true sales under Accounting Standards Codification (“ASC”) 860, and we derecognized the sold receivables when control transferred to the financial institution. Gross amounts factored under these programs were $126.0 million during the year ended December 31, 2024. The trade receivables sold that remained outstanding as of March 31, 2025 were $49.9 million.

Inventories

Inventories consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$464,913	$489,524
Work in process	137,367	115,696
Finished goods	960,528	754,536
Inventories	$1,562,808	$1,359,756
Inventories – current	$1,286,120	$1,084,384
Inventories – noncurrent	$276,688	$275,372

Other current assets

Other current assets consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Spare maintenance materials and parts	$234,372	$214,189
Indirect tax receivables	121,579	122,131
Prepaid expenses	91,638	75,250
Operating supplies	50,690	49,906
Insurance receivable for accrued litigation (1)	21,800	21,800
Prepaid income taxes	18,235	6,408
Derivative instruments (2)	1,195	13,452
Restricted cash	—	8,262
Other	37,726	35,484
Other current assets	$577,235	$546,882
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Land	$39,230	$38,879
Buildings and improvements	1,613,489	1,584,981
Machinery and equipment	4,868,809	4,800,545
Office equipment and furniture	183,346	181,647
Leasehold improvements	40,314	40,300
Construction in progress	1,102,009	858,538
Property, plant and equipment, gross	7,847,197	7,504,890
Accumulated depreciation	(2,209,155)	(2,091,207)
Property, plant and equipment, net	$5,638,042	$5,413,683

We evaluate our property, plant, and equipment for impairment under a held-and-used impairment model whenever events or changes in business circumstances arise that may indicate that the carrying amount of the assets may not be recoverable. Such events and changes include, among other things, significant changes in the manner of use of the assets, expectations that the assets may be sold or otherwise disposed of before the end of their useful lives, and the expected operational status of our international manufacturing facilities. As of March 31, 2025, the recoverability of our property, plant, and equipment was based on certain expectations regarding the ongoing operation of our international manufacturing facilities. However, it is reasonably possible that the operational status of one or more of our international facilities may be adversely affected by geopolitical developments, including trade policies or tariffs, which may result in future decisions to reduce, pause, or cease operations at these facilities. Such decisions may result in certain property, plant, and equipment being sold or otherwise disposed of before the end of their previously estimated useful lives, which, in turn, could result in a decrease in the value, and possible impairment, of this property, plant, and equipment. Accordingly, any such changes to the operational status of our international manufacturing facilities could be material to our condensed consolidated financial statements and have a significant adverse effect on our results of operations.

Depreciation of property, plant and equipment was $122.3 million and $86.7 million for the three months ended March 31, 2025 and 2024, respectively.

Other assets

Other assets consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Advance payments for raw materials	$344,013	$249,218
Lease assets (1)	139,062	143,545
Income tax receivables	87,025	87,025
Prepaid expenses	31,643	34,250
Project assets	26,814	25,455
Restricted cash	3,618	3,613
Restricted cash equivalents	2,761	4,972
Accounts receivable, trade (2)	—	94,373
Other (3)	65,284	55,319
Other assets	$700,220	$697,770
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)In December 2024, we recognized $94.4 million of noncurrent trade receivables attributable to extended payment terms with a customer. During the three months ended March 31, 2025, these noncurrent trade receivables were reclassified to current trade receivables.

(3)During 2023, we entered into a power purchase agreement with Cleantech Solar (“Cleantech”), a leading provider of renewable energy solutions in India and Southeast Asia, and Cleantech committed to construct certain photovoltaic (“PV”) solar and wind power-generating assets to supply electricity to our manufacturing facility in India.

During 2024, we purchased ownership interests in two subsidiaries of Cleantech for $7.9 million. These subsidiaries own certain of the power-generating assets that will supply our facility, and we account for our investments in these subsidiaries using the equity method.

During the three months ended March 31, 2025, we purchased $0.1 million of electricity from one of these subsidiaries. During the three months ended March 31, 2024, we recognized $6.1 million of revenue from module sales of 24 megawatts to one of these subsidiaries.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accrued property, plant and equipment	$233,429	$136,176
Accrued freight	70,897	95,940
Product warranty liability (1)	60,662	62,139
Accrued inventory	54,063	64,866
Accrued other taxes	32,201	41,178
Accrued compensation and benefits	25,942	30,612
Other	77,960	77,670
Accrued expenses	$555,154	$508,581
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties.

Other current liabilities

Other current liabilities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accrued litigation (1)	$21,800	$21,800
Derivative instruments (2)	16,585	18,619
Lease liabilities (3)	13,655	13,281
Other	16,010	7,184
Other current liabilities	$68,050	$60,884
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

(3)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Other liabilities

Other liabilities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Lease liabilities (1)	$91,594	$95,743
Deferred tax liabilities, net	55,247	54,696
Other taxes payable	51,086	49,256
Product warranty liability (2)	14,904	14,296
Contingent consideration (3)	6,500	6,500
Other	13,167	13,278
Other liabilities	$232,498	$233,769
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties.

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

The following table presents the benefits recognized from asset-based government grants, net of depreciation and amortization, in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

Balance Sheet Line Item	March 31, 2025	December 31, 2024
Property, plant and equipment, net	$146,983	$150,375
Other assets	5,487	5,625

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our manufacturing facility in the country. Among other things, such incentives provide a 24% subsidy for eligible capital investments, contingent upon meeting certain minimum investment and employment commitments. The capital subsidy funding application process begins following the initial period of module production and is expected to be paid in six annual installments thereafter. The timing of cash receipts is subject to the completion of audit certifications, funding applications by First Solar, and review by state government authorities. Module production in India began during the year ended December 31, 2023. During the three months ended March 31, 2025, we received the initial audit certifications and submitted the associated funding application. Such credit is reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable.”

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Income Statement Line Item	2025	2024
Cost of sales	$301,820	$194,427
Selling, general and administrative	33	—
Research and development	1,844	4,000

In August 2022, the previous U.S. President signed into law the Inflation Reduction Act of 2022 (“IRA”). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our condensed consolidated balance sheets within “Government grants receivable.”

In December 2024, we entered into two agreements with Visa Inc. (“Visa”) for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and received the remaining cash proceeds of $202.6 million during the three months ended March 31, 2025.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,195	$16,585
Total derivative instruments	$1,195	$16,585

	December 31, 2024
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$35
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	13,452	18,584
Total derivative instruments	$13,452	$18,619

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2024	$(366)
Amount reclassified to cost of sales	366
Balance as of March 31, 2025	$—

Balance as of December 31, 2023	$(1,493)
Amounts recognized in other comprehensive income (loss)	221
Amount reclassified to cost of sales	1,149
Balance as of March 31, 2024	$(123)

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

		Amount of Loss Recognized in Income Statement
		Three Months Ended March 31,
	Income Statement Line Item	2025	2024
Foreign exchange forward contracts	Foreign currency loss, net	$(3,483)	$(8,949)

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

As of March 31, 2025 and December 31, 2024, the notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were as follows (notional amounts and U.S. dollar equivalents in millions):

	March 31, 2025
Transaction	Currency	Notional Amount	USD Equivalent
Purchase	Euro	€165.4	$179.1
Sell	Euro	€9.5	$10.3
Purchase	Indian rupee	INR 3,364.3	$39.3
Sell	Indian rupee	INR 76,143.8	$890.1
Purchase	Japanese yen	¥1,336.2	$8.9
Sell	Japanese yen	¥949.1	$6.3
Purchase	Malaysian ringgit	MYR 227.4	$51.3
Sell	Malaysian ringgit	MYR 40.8	$9.2
Sell	Mexican peso	MXN 34.4	$1.7
Purchase	Singapore dollar	SGD 30.9	$23.0

	December 31, 2024
Transaction	Currency	Notional Amount	USD Equivalent
Sell	Canadian dollar	CAD 4.2	$2.9
Purchase	Euro	€181.6	$189.4
Sell	Euro	€55.1	$57.5
Purchase	Indian rupee	INR 1,485.0	$17.4
Sell	Indian rupee	INR 66,934.0	$783.9
Purchase	Japanese yen	¥3,442.2	$21.8
Sell	Japanese yen	¥3,761.5	$23.8
Purchase	Malaysian ringgit	MYR 217.1	$48.5
Sell	Malaysian ringgit	MYR 29.5	$6.6
Sell	Mexican peso	MXN 34.6	$1.7
Purchase	Singapore dollar	SGD 14.1	$10.4
Sell	Singapore dollar	SGD 19.7	$14.5

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

These commodity swap contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We reported unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassified applicable amounts into earnings when the hedged transactions occurred and impacted earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2024. As of March 31, 2025, we had no outstanding cash flow hedges.

7. Leases

Our lease arrangements include our corporate and administrative offices, warehouses, land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three months ended March 31, 2025 and 2024, and as of March 31, 2025 and December 31, 2024 (in thousands):

			Three Months Ended March 31,
			2025	2024
Finance lease cost:
Amortization of right-of-use assets			$398	$116
Interest on lease liabilities			532	230
Operating lease cost			4,115	3,221
Variable lease cost			895	709
Short-term lease cost			274	184
Total lease cost			$6,214	$4,460

Cash paid for amounts included in the measurement of:
Operating lease liabilities			$3,846	$3,001
Finance lease liabilities			465	46
Lease assets obtained in exchange for operating lease liabilities			$1,167	$506

	March 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$110,221	$28,841	$114,283	$29,262
Lease liabilities – current	11,946	1,709	11,799	1,482
Lease liabilities – noncurrent	62,238	29,356	66,211	29,532

Weighted-average remaining lease term	9 years	27 years	9 years	28 years
Weighted-average discount rate	5.5%	6.6%	5.5%	6.6%

As of March 31, 2025, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$11,446	$1,452
2026	14,344	2,785
2027	11,452	2,829
2028	10,880	2,882
2029	9,151	2,960
2030	3,738	3,001
Thereafter	35,254	52,241
Total future payments	96,265	68,150
Less: interest	(22,081)	(37,085)
Total lease liabilities	$74,184	$31,065

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At March 31, 2025 and December 31, 2024, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At March 31, 2025 and December 31, 2024, our marketable securities consisted of time deposits and U.S. debt, and our restricted marketable securities consisted of U.S. debt, foreign and U.S. government obligations, and supranational debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At March 31, 2025 and December 31, 2024, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

•Contingent Consideration. At March 31, 2025 and December 31, 2024, our contingent consideration consisted of balances associated with a prior business acquisition. We project future cash outflows associated with certain payout outcomes and discount the amounts to a present value using significant unobservable inputs, including various probabilities and assumptions regarding the timing, nature, and extent of technical milestones achieved. We classify the valuation technique that uses these inputs as Level 3.

At March 31, 2025 and December 31, 2024, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$245,734	$245,734	$—	$—
Restricted cash equivalents:
Money market funds	2,761	2,761	—	—
Marketable securities:
Time deposits	44,199	44,199	—	—
U.S. debt	8,920	—	8,920	—
Restricted marketable securities	210,555	—	210,555	—
Derivative assets	1,195	—	1,195	—
Total assets	$513,364	$292,694	$220,670	$—
Liabilities:
Derivative liabilities	$16,585	$—	$16,585	$—
Contingent consideration	6,500	—	—	6,500
Total liabilities	$23,085	$—	$16,585	$6,500

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$526,580	$526,580	$—	$—
Restricted cash equivalents:
Money market funds	4,972	4,972	—	—
Marketable securities:
Time deposits	162,836	162,836	—	—
U.S. debt	8,747	—	8,747	—
Restricted marketable securities	199,136	—	199,136	—
Derivative assets	13,452	—	13,452	—
Total assets	$915,723	$694,388	$221,335	$—
Liabilities:
Derivative liabilities	$18,619	$—	$18,619	$—
Contingent consideration	6,500	—	—	6,500
Total liabilities	$25,119	$—	$18,619	$6,500

Fair Value of Financial Instruments

At March 31, 2025 and December 31, 2024, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable – noncurrent	$430,277	$400,445	$157,570	$123,743
Liabilities:
Long-term debt, including current maturities (1)	$419,101	$403,083	$464,550	$441,016
——————————
(1)Excludes unamortized issuance costs and debt arrangements with an original maturity of less than one year.

The carrying values in our condensed consolidated balance sheets of our trade accounts receivable, restricted cash, current government grants receivable, accounts payable, accrued expenses, and debt arrangements with an original maturity of less than one year approximated their fair values due to their nature and relatively short maturities; therefore, we excluded them from the foregoing table. The fair value measurements for our noncurrent government grants receivable and long-term debt are considered Level 2 measurements under the fair value hierarchy.

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

9. Debt

Our debt arrangements consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

		Balance (USD)
Loan Agreement	Currency	March 31, 2025	December 31, 2024
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	419,101	464,550
India Citibank Working Capital Facility	INR	56,113	48,017
India Credit Agricole Working Capital Facility	INR	38,578	—
India JPM Working Capital Facility	INR	11,690	28,490
India HSBC Working Capital Facility	INR	—	69,097
Total debt principal		525,482	610,154
Less: unamortized issuance costs		(339)	(376)
Total debt		525,143	609,778
Less: current portion		(197,201)	(236,424)
Noncurrent portion		$327,942	$373,354

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

As of March 31, 2025 and December 31, 2024, we had no outstanding debt or letters of credit under our Revolving Credit Facility.

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

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A. In January 2025, the India Citibank Working Capital Facility was amended to provide certain working capital loans of up to INR 6.4 billion ($74.8 million). The outstanding balance matures in the second quarter of 2025. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

India Credit Agricole Working Capital Facility

In August 2022, FSISV entered into a working capital facility agreement (the “India Credit Agricole Working Capital Facility”) with Credit Agricole Corporate and Investment Bank, for the issuance of letters of credit, bank guarantees, and overdraft. During 2024, the India Credit Agricole Working Capital Facility was amended to include certain working capital loans of up to INR 4.0 billion ($46.8 million). The outstanding balance matures in the third quarter of 2025. The Credit Agricole Working Capital Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. During 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($74.8 million). The outstanding balance matures in the third quarter of 2025. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($98.4 million). The India HSBC Working Capital Facility is guaranteed by First Solar, Inc. As of March 31, 2025, there was no balance outstanding on the India HSBC Working Capital Facility.

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of March 31, 2025, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	225.8	96.1
Surety bonds	119.3	134.3
——————————
(1)Our Revolving Credit Facility provides us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

(2)Of the total letters of credit issued under the bilateral facilities, $1.5 million was secured with cash.

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

Product warranty activities during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Product warranty liability, beginning of period	$76,435	$25,491
Accruals for new warranties issued	2,656	1,397
Settlements	(3,511)	(2,192)
Changes in estimate of product warranty liability	(14)	498
Product warranty liability, end of period	$75,566	$25,194
Current portion of warranty liability	$60,662	$5,900
Noncurrent portion of warranty liability	$14,904	$19,294

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of March 31, 2025 and December 31, 2024, we accrued $0.3 million and $2.5 million of current indemnification liabilities, respectively. As of March 31, 2025, the maximum potential amount of future payments under our indemnifications was $1.5 billion.

Contingent Consideration

As part of a business acquisition in May 2023, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. As of March 31, 2025 and December 31, 2024, we recorded $6.5 million of long-term liabilities for such contingent obligation based on its estimated fair value.

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

Our module collection and recycling liability was $137.8 million and $134.4 million as of March 31, 2025 and December 31, 2024, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Plaintiff”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. In April 2023, we commenced an Inter Partes Review (“IPR”) before the United States Patent and Trademark Office seeking to invalidate such claims. In November 2023, the United States Patent Trial and Appeal Board declined to hear the First Solar IPR. In July 2024, Plaintiff’s counsel filed a motion seeking to withdraw as counsel. The court granted the motion and issued a 45-day stay of all proceedings while Plaintiff seeks new representation. In September and December 2024, Plaintiff filed motions seeking a stay of all proceedings, claiming health issues. The court issued additional stays of all proceedings until March 2025. On March 20, 2025, the parties met to mediate the case but were unable to agree on a settlement. The court subsequently denied Plaintiff’s motion seeking a stay of all proceedings. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of March 31, 2025, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of March 31, 2025. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023, and, as a result, the $21.8 million award has been vacated, and a new trial will be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. We filed our initial briefs with the court on December 20, 2024.

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

11. Revenue from Contracts with Customers

We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. Our customer contracts generally contain provisions that (i) require us to pay the customer liquidated damages if we fail to deliver modules by scheduled dates or if we fail to deliver modules that meet certain U.S. domestic content requirements and (ii) entitle us to a termination payment if the customer defaults on its contractual obligations and we terminate the contract. For sales of modules imported into the United States, our customer contracts generally include provisions that are intended to mitigate the adverse impact from changes in trade policy, such as tariffs. If a contract is terminated on the basis of these provisions, which termination is typically at our discretion, such contract would effectively be canceled without liability to either party, resulting in (i) a corresponding reduction in future sales of solar modules related to such contract and (ii) the return of any customer deposit under the contract, if applicable.

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the three months ended March 31, 2025 (in thousands):

	March 31, 2025	December 31, 2024	Three Month Change
Deferred revenue	$1,901,308	$2,039,825	$(138,517)	(7)%

During the three months ended March 31, 2025, our contract liabilities decreased by $138.5 million primarily due to (i) the recognition of revenue for sales of solar modules for which payment was received in prior years, (ii) the reversal of a $63 million advance payment previously accrued due to our deferral of a customer’s invoice due date, and (iii) the restructuring of payment terms with a customer that resulted in the return of $50 million of previously received advance payments in exchange for a letter or credit, partially offset by (iv) advance payments received or accrued in the current period for future sales of solar modules. During the three months ended March 31, 2025 and 2024, we recognized revenue of $132.8 million and $126.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of March 31, 2025, we had entered into contracts with customers for the future sale of 66.1 GW of solar modules for an aggregate transaction price of $19.8 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of defined thresholds, (iii) changes to certain commodity prices, (iv) the module wattage committed for delivery, (v) the volume of modules sold that meet certain U.S. domestic content requirements, and (vi) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is canceled. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$344	$1,027
Selling, general and administrative	1,885	4,869
Research and development	355	920
Production start-up	—	(25)
Total share-based compensation expense	$2,584	$6,791

As of March 31, 2025, we had $29.5 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.3 years.

In May 2021 and March 2022, the compensation committee of our board of directors approved grants of performance units for key executive officers to be earned over multi-year performance periods, which ended in December 2023 and December 2024, respectively. Vesting of the 2021 and 2022 grants of performance units was contingent upon the specific attainment targets of each grant, which targets included metrics such as contracted revenue, return on capital, cost per watt, incremental average selling price, and operating income metrics. In February 2024, the compensation committee certified the achievement of the vesting conditions applicable to the 2021 grants, which approximated the maximum level of performance. In February 2025, the compensation committee certified the achievement of the vesting conditions applicable to the 2022 grants, which approximated the maximum level of performance. Accordingly, each participant received one share of common stock for each vested performance unit granted, net of any tax withholdings.

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

Our effective tax rate was 3.5% and 7.4% for the three months ended March 31, 2025 and 2024, respectively. The decrease in our effective tax rate was primarily driven by the relative amounts of advanced manufacturing production credits earned in each period and higher relative amounts of income earned in foreign jurisdictions with lower tax rates. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law associated with the IRA.

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

14. Net Income per Share

The calculation of basic and diluted net income per share for the three months ended March 31, 2025 and 2024 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic net income per share
Numerator:
Net income	$209,535	$236,616
Denominator:
Weighted-average common shares outstanding	107,122	106,910

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,122	106,910
Effect of restricted stock and performance units	293	497
Weighted-average shares used in computing diluted net income per share	107,415	107,407

Net income per share:
Basic	$1.96	$2.21
Diluted	$1.95	$2.20

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three months ended March 31, 2025 and 2024 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2025	2024
Anti-dilutive shares	—	17

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2025 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Instruments	Total
Balance as of December 31, 2024	$(127,296)	$(56,483)	$(279)	$(184,058)
Other comprehensive income before reclassifications	6,957	5,762	—	12,719
Amounts reclassified from accumulated other comprehensive loss	323	—	366	689
Net tax effect	—	(331)	(87)	(418)
Net other comprehensive income	7,280	5,431	279	12,990
Balance as of March 31, 2025	$(120,016)	$(51,052)	$—	$(171,068)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended March 31,
		2025	2024
Foreign currency translation adjustment	Other expense, net	$(323)	$—
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	(366)	(1,149)
Total loss reclassified		$(689)	$(1,149)

16. Segment Reporting

First Solar operates as one business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. As such, we operate as a single operating segment. Third-party customers of this segment include system developers, independent power producers, utilities, commercial and industrial companies, and other system owners and operators. Our business is managed by our Chief Executive Officer, who is also considered our chief operating decision maker (“CODM”).

Prior to 2025, we regularly provided our CODM with financial information that included certain legacy business activities. As such activities have continued to decline in size and importance, our CODM no longer receives detailed financial information at this disaggregated level. Therefore, we currently operate as a single operating segment, and our disclosures reflect this change.

Although our CODM regularly uses gross profit for key operating decisions about allocating resources and assessing performance, we have concluded that consolidated net income is also used and is the measure of profit or loss required to be disclosed under the provisions of ASC 280 for our single operating segment. Accordingly, we considered whether there were any significant expense categories to disclose and concluded that the condensed consolidated financial statements and accompanying notes thereto include the relevant categories regularly provided to our CODM. The measure of segment assets is reported in our condensed consolidated balance sheets as “Total assets.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties and anticipated claims thereunder, solar module technology and cost reduction roadmaps, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs, export controls, or other trade remedies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity worldwide, including the construction of new manufacturing facilities in the United States and related increases in manufacturing capacity; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; R&D programs and our ability to improve the wattage of our solar modules; sales and marketing initiatives; our ability to enforce our intellectual property rights; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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
•the modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications;
•the impact of public policies, such as tariffs, export controls, or other trade remedies imposed on solar cells and modules or related raw materials or equipment;
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
•claims under our limited warranty obligations;
•our continued investment in R&D;
•our ability to incorporate technology improvements into our manufacturing process, including the implementation of our copper replacement (“CuRe”) program;
•our ability to improve the wattage of our solar modules;
•our ability to construct new production facilities to support new product lines;
•the supply and price of key raw materials (including CdTe, tellurium, and tellurium compounds), components, and manufacturing equipment;
•supply chain disruptions;
•our ability to avoid manufacturing interruptions, including during the ramp of our Series 7 modules manufacturing facilities;
•future collection and recycling costs for solar modules covered by our module collection and recycling program, or otherwise as required by external laws and regulation;
•our ability to protect or successfully commercialize our intellectual property;
•environmental responsibility, including with respect to CdTe and other semiconductor materials;
•changes in, or the failure to comply with, government regulations and environmental, health, and safety requirements;
•evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social, and governance matters;
•effects arising from and results of pending litigation;
•general economic and business conditions, including those influenced by U.S., international, and geopolitical events and conflicts;
•our ability to prevent and/or minimize the impact of cybersecurity incidents or information or security breaches;
•the severity and duration of public health threats;
•our ability to attract, train, retain, and successfully integrate key talent into our team; and
•all other matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.

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

Certain of our financial results and other key operational developments for the three months ended March 31, 2025 include the following:

•Net sales for the three months ended March 31, 2025 increased by 6% to $844.6 million compared to $794.1 million for the same period in 2024. The increase was primarily driven by an 8.0% increase in the volume of modules sold to third parties.

•Gross profit as a percentage of net sales for the three months ended March 31, 2025 decreased 2.8 percentage points to 40.8% from 43.6% for the same period in 2024. The decrease in gross profit was primarily due to higher sales freight, demurrage, and detention charges, higher costs related to a sales mix that included more U.S.-produced modules, and higher module storage costs, partially offset by a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC.

•The total installed nameplate production capacity across all our facilities is approximately 21 GW. During the three months ended March 31, 2025, we produced 4.0 GW and sold 2.9 GW of solar modules.

•In December 2024, we entered into two agreements with Visa for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million and received initial cash proceeds of $616.0 million. During the three months ended March 31, 2025, we received the remaining cash proceeds of $202.6 million.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous benefits, including economic benefits and speed of deployment, that make it an attractive complement to or substitute for traditional forms of energy generation. In recent years, the cost of producing electricity from PV solar power systems has decreased to levels that are competitive with or below the wholesale price of electricity in many markets. Other technological developments in the renewable energy industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. As a result of these and other factors, worldwide solar markets continue to develop and expand.

Government incentive programs have contributed to this momentum by providing solar module manufacturers, project developers, and project owners with various incentives to accelerate the deployment of solar power generation. Although we compete in markets that do not require solar-specific government incentive programs, our net sales and profits remain subject to variability based on the scope of tax and production incentives, renewable portfolio standards, tendering systems, and other incentive programs intended to stimulate economies, achieve decarbonization initiatives, and/or establish greater energy independence. Such programs continue to influence the demand for PV solar energy around the world.

Supply and Demand

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

Internationally, given the combination of (i) a European Union market captured by Chinese solar modules, where pricing is at levels near or below manufacturing costs, (ii) an India market effectively closed to Southeast Asian finished goods, (iii) the uncertain U.S. policy environment, and (iv) a supply and demand imbalance for Southeast Asian products, we may reduce production output of our Series 6 modules at our manufacturing facilities in Malaysia and Vietnam in 2025. In light of such market realities, we continue to advocate for industrial and trade policies that provide a level playing field for domestic manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, our commitment to responsible solar, and our financial stability.

Pricing Competition

The solar industry has been characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for module manufacturers and project developers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Although module average selling prices in many global markets have declined, recent module pricing in the United States, our primary market, remains relatively stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA and the potential threat of tariffs on modules manufactured in Southeast Asia.

Diverse Offerings

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

We continue to devote significant resources to support the implementation of our technology roadmap and improve the energy output of our modules. In the course of our R&D activities, we explore various technologies in our efforts to sustain competitive differentiation of our modules. Such technologies include the development of bifacial modules, the implementation of our CuRe program, and the ongoing research and development of a viable and commercially scalable perovskite product.

•Bifacial. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate efficiency, but by converting both front and rear side irradiance, such technology may improve the overall energy production of a module relative to nameplate efficiency when applied in certain applications, which could lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using monofacial solar modules. We recently began commercial production of bifacial solar modules at certain of our manufacturing facilities and delivered our first bifacial modules to customers. Our bifacial module features an innovative transparent back contact, which, in addition to converting both front and rear side irradiance, allows infrared light to pass through rather than be absorbed as heat. This design lowers the operational temperature of the module, resulting in a higher energy yield.

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate capacity. In May 2024, we achieved a new world record CdTe research cell conversion efficiency of 23.1%, which was based on our CuRe program and certified by the U.S. Department of Energy’s National Renewable Energy Laboratory. In late 2024, we commenced a limited commercial production run of modules employing our CuRe technology. During the three months ended March 31, 2025, we sold our first CuRe modules to customers. During the first quarter of 2026, we intend to begin a phased replication of the technology across our fleet.

•Perovskite. We continue to research and develop our thin-film semiconductor technology, with a focus on the use of perovskite crystals. Perovskites absorb different wavelengths of light than CdTe and have the potential to significantly increase the efficiency of PV solar modules either through single-junction, or potentially multi-junction devices. Supported by the associates at our European Technology Center, we continue to advance our work on improving both the efficiency and stability of this technology in developing a viable and commercially scalable perovskite product.

Product Efficiencies

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

Energy Performance

In many climates our solar modules provide certain energy production advantages relative to competing crystalline silicon solar modules. As a result, our solar modules can produce more energy in real-world operating conditions than conventional crystalline silicon modules with the same nameplate capacity. Additionally, we warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor that is generally between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years.

While our modules are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent, or at all. Any declines in the competitiveness of our products could result in further declines in the average selling prices of our modules and additional margin compression. Accordingly, we continue to focus on enhancing the competitiveness of our solar modules through our module technology and cost reduction roadmaps.

Certain Trends and Uncertainties

We believe that our business, financial condition, and results of operations may be favorably or unfavorably impacted by the following trends and uncertainties. See Part II. “Other Information” Item 1A. “Risk Factors” for discussions of other risks (the “Risk Factors”) that may affect us.

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in our key markets. In addressing electricity demands, we are focused on providing utility-scale module offerings in key geographic markets that we believe have a significant need for mass-scale PV solar electricity, including markets primarily in the United States and India. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation, making them an attractive alternative to or replacement for aging fossil fuel-based generation resources. Accordingly, future retirements of aging energy generation resources represent a significant increase in the potential market for solar energy.

Demand for our PV solar module offerings depends, in part, on market factors outside our control. For example, many governments have proposed or enacted policies or incentive programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or incentive programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government incentive programs include the following:

•United States. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. Accordingly, the demand for these solar modules is expected to increase domestic manufacturing in the near term, which may result in localized supply chain constraints and periods of inflationary pricing for certain of our key raw materials. The financial incentives provided by the IRA have also increased demand for solar modules in general due to the incremental tax credit available for the qualified production of clean hydrogen that is powered by renewable resources. Given the complexities of the IRA, we continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. See Note 5. “Government Grants” to our condensed consolidated financial statements for discussion of our expectation of the financial benefits available to us under the IRA. Also, the new presidential administration and control of the U.S. Congress present uncertainty as to the continued availability of such benefits. For example, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects.

•India. In March 2023, the government of India allocated financial incentives under the Production Linked Incentive (“PLI”) scheme to certain PV module manufacturers, including First Solar. The PLI scheme is expected to provide aggregate funding of INR 185 billion ($2.2 billion) to certain PV module manufacturers, of which INR 11.8 billion ($138 million) was allocated to First Solar, to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. Under the PLI scheme, manufacturers were selected through a competitive bid process and may be entitled to receive certain cash incentives over a five-year period following the commissioning of their manufacturing facilities. Among other things, such incentives are subject to attaining certain minimum thresholds for module efficiency and temperature coefficient and require that a certain proportion of raw materials be sourced from the domestic market. Such conditions will be evaluated on a quarterly basis from 2026 through 2031. At this time, it is uncertain to what extent we may qualify for such incentives.

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In early April 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, and additional, higher reciprocal tariffs on certain countries including Vietnam (46%), India (26%), and Malaysia (24%). Soon thereafter, the U.S. President paused the additional, higher tariffs on most countries, including Vietnam, India, and Malaysia, for 90 days. However, the U.S. President raised the tariff on China. For more information about this development, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•United States. The United States currently imposes tariffs of 25% on imported aluminum and steel articles under Section 232 of the Trade Expansion Act of 1962. Further, on April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232 of the Trade Expansion Act of 1962. For more information about the context of these developments, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•China. In early February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium; tellurium is one of the main components of our CdTe module production process. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Exporters of tellurium and related products are generally required to obtain a license from the Chinese Ministry of Commerce. Since these export controls came into effect, we have assembled a cross-functional team to interpret the export controls and analyze how they may impact First Solar’s module production process. We have applied for and intend to continue applying for export licenses where appropriate, as well as continuing to implement other strategic alternatives such as leveraging our alternative suppliers to mitigate potential adverse impacts from these export controls.

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of antidumping and countervailing duty (“AD/CVD”) petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (“USITC”) to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. For more information about this development, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•India. The Approved List of Models and Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. For example, in December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026. For more information about the ALMM, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

We generally price and sell our solar modules on a per watt basis. As of March 31, 2025, we had entered into contracts with customers for the future sale of 66.1 GW of solar modules for an aggregate transaction price of $19.8 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 32.5 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of March 31, 2025, the expected timing of such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.6 billion, the majority of which would be recognized between 2026 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of defined thresholds and/or favorable or unfavorable price adjustments associated with changes to (i) certain commodity prices, (ii) the module wattage committed for delivery, (iii) the volume of modules sold that meet certain U.S. domestic content requirements, and (iv) certain tariff structures within a defined threshold. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

We monitor our modules’ expected performance through quality and reliability testing, as well as actual performance in certain field installation sites. Any declines in the expected performance attributes of our modules could adversely impact our financial results due to declines in the average selling prices of our modules and additional margin compression. For example, the recently identified manufacturing issues affecting certain Series 7 modules may adversely impact the average selling prices of our modules or the carrying value of our inventories. These manufacturing issues may also increase product warranty claims by our customers to resolve the premature power loss in affected modules. The remediation of any identified issues in our manufacturing process may result in increased costs as we resolve the identified issues. Any future manufacturing issues, including any additional commitment made by us to remediate the affected modules beyond our limited warranty, could also adversely impact our reputation, financial position, operating results, and cash flows. We may also be subject to certain other risks and uncertainties surrounding module performance as described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. Additionally, we are in the process of expanding our manufacturing capacity by approximately 4 GW, including the construction of our fifth manufacturing facility in the United States, as well as capacity expansion at our existing facilities. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	59.2%	56.4%
Gross profit	40.8%	43.6%
Selling, general and administrative	6.3%	5.8%
Research and development	6.2%	5.4%
Production start-up	2.1%	1.9%
Gain on sales of businesses, net	—%	0.1%
Operating income	26.2%	30.6%
Foreign currency loss, net	(1.4)%	(0.4)%
Interest income	2.2%	3.4%
Interest expense, net	(1.1)%	(1.2)%
Other expense, net	(0.2)%	(0.4)%
Income tax expense	(0.9)%	(2.4)%
Net income	24.8%	29.8%

Segment Overview

First Solar operates as one business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. As such, we operate as a single operating segment. Third-party customers of this segment include system developers, independent power producers, utilities, commercial and industrial companies, and other system owners and operators.

Net Sales

We generally price and sell our solar modules on a per watt basis. During the three months ended March 31, 2025, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our module sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract.

The following table shows net sales for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Net sales	$844,568	$794,108	$50,460	6.4%

Net sales increased $50.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an 8.0% increase in the volume of modules sold to third parties.

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

The following table shows cost of sales for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Cost of sales	$500,165	$448,105	$52,060	11.6%
% of net sales	59.2%	56.4%

Cost of sales increased $52.1 million, or 11.6%, and increased 2.8 percentage points as a percent of net sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in cost of sales was primarily driven by (i) higher sales freight, demurrage, and detention charges of $52.0 million; (ii) higher costs of $40.7 million due to an increase in the volume of modules sold; (iii) higher production costs of $39.1 million, largely due to a higher sales mix of U.S.-produced modules; and (iv) higher module storage costs of $22.3 million. These increases were partially offset by (v) a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $106.8 million.

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

The following table shows gross profit for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Gross profit	$344,403	$346,003	$(1,600)	(0.5)%
% of net sales	40.8%	43.6%

Gross profit as a percentage of net sales decreased 2.8 percentage points to 40.8% during the three months ended March 31, 2025 from 43.6% during the three months ended March 31, 2024 primarily due to (i) higher sales freight, demurrage, and detention charges, (ii) higher costs related to a sales mix that included more U.S.-produced modules, and (iii) higher module storage costs. As a percentage of net sales, these decreases in gross profit were partially offset by (iv) the recognition of the advanced manufacturing production credit described above.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Selling, general and administrative	$53,164	$45,827	$7,337	16.0%
% of net sales	6.3%	5.8%

Selling, general and administrative expense for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to higher expected credit losses from an increase in accounts receivable and higher costs for certain legal matters and consulting services, partially offset by lower share-based compensation expense.

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

The following table shows research and development expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Research and development	$52,389	$42,742	$9,647	22.6%
% of net sales	6.2%	5.4%

Research and development expense for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to higher depreciation expense resulting from our significant investments in R&D facilities and equipment and higher employee compensation expense resulting from an increase in headcount, partially offset by a reduction in testing expenses related to our Series 6 modules.

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

The following table shows production start-up expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Production start-up	$17,606	$15,408	$2,198	14.3%
% of net sales	2.1%	1.9%

During the three months ended March 31, 2025, we incurred production start-up expense primarily for our fifth manufacturing facility in the United States. During the three months ended March 31, 2024, we incurred production start-up expense primarily for our fourth manufacturing facility in the United States.

Foreign Currency Loss, Net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Foreign currency loss, net	$(11,593)	$(2,858)	$(8,735)	305.6%

Foreign currency loss, net for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 largely due to higher costs associated with hedging activities related to our subsidiaries in India and certain other subsidiaries with exposure to the Euro.

Interest Income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Interest income	$18,865	$27,245	$(8,380)	(30.8)%

Interest income for the three months ended March 31, 2025 decreased compared to the three months ended March 31, 2024 due to lower yields and balances of marketable securities and lower holdings of cash and time deposits. These decreases were partially offset by higher interest earned on customer late payments.

Interest Expense, Net

Interest expense, net primarily comprises interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Interest expense, net	$(9,525)	$(9,210)	$(315)	3.4%

Interest expense, net for the three months ended March 31, 2025 was consistent with the three months ended March 31, 2024.

Other Expense, Net

Other expense, net primarily comprises miscellaneous items and financing fees.

The following table shows other expense, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Other expense, net	$(1,932)	$(2,799)	$867	(31.0)%

Other expense, net for the three months ended March 31, 2025 was consistent with the three months ended March 31, 2024.

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

The following table shows income tax expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	Three Month Change
Income tax expense	$(7,524)	$(18,903)	$11,379	(60.2)%
Effective tax rate	3.5%	7.4%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period.

Income tax expense decreased $11.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the relative amounts of advanced manufacturing production credits earned in each period and lower pretax income in the current period.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information, as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our accounting policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of an entity’s income tax disclosures. Among other things, ASU 2023-09 requires entities to disclose (i) specific categories in the effective tax rate reconciliation, (ii) pretax income or loss from continuing operations, separated between domestic and foreign jurisdictions, (iii) income tax expense or benefit from continuing operations, separated by federal, state, and foreign jurisdictions, and (iv) income taxes paid to federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and associated disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement. ASU 2024-03 is effective for public companies for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The disclosure requirements will be applied on a prospective basis, with the option to apply retrospectively. We are currently evaluating the impact ASU 2024-03 will have on our associated disclosures.

Liquidity and Capital Resources

As of March 31, 2025, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, which remains unused as of March 31, 2025. To the extent we offer extended payment terms to customers, fail to collect trade receivables in a timely manner, or face other challenges in managing our working capital, we may be required to use our Revolving Credit Facility or other temporary sources of funding. For example, we have entered into factoring agreements with certain financial institutions and have sold certain trade receivables under those factoring facilities. However, we generally do not use factoring arrangements as an integral part of managing our working capital. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of March 31, 2025, we had $0.9 billion in cash, cash equivalents, and marketable securities compared to $1.8 billion as of December 31, 2024. This decrease was primarily driven by (i) lower cash receipts from module sales, (ii) increases in payments made to suppliers, (iii) purchases of property, plant and equipment for our U.S. facilities, (iv) various operating expenditures, and (v) certain advance payments for raw materials, partially offset by (vi) proceeds from the sale of Section 45X tax credits. As of March 31, 2025 and December 31, 2024, $654.7 million and $694.0 million of our cash, cash equivalents, and marketable securities, respectively, were held by our foreign subsidiaries and were primarily based in U.S. dollar denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We use a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of March 31, 2025, but we may choose to reevaluate this intent in one or more jurisdictions in the future. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Although we compete in markets that do not require solar-specific government subsidies or incentive programs, such incentives continue to influence the demand for PV solar energy around the world. Further, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. For example, the financial incentives provided by the IRA have increased both the demand for, and the domestic manufacturing of, solar modules in the United States, and we expect the benefits made available to us by the IRA to favorably impact our liquidity and capital resources in future periods. For example, we qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its 10-year period. In December 2024, we entered into two agreements with Visa for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and received the remaining cash proceeds of $202.6 million during the three months ended March 31, 2025. For more information about certain risks associated with the benefits available to us under the IRA, see Part II. “Other Information” Item 1A. “Risk Factors.” See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased demand for our products, we recently commenced operations at our fourth manufacturing facility in the United States and completed the expansion of our manufacturing footprint at our existing facilities in Ohio and India. We are in the process of further expanding our manufacturing capacity, including the construction of our fifth manufacturing facility in the United States, which is expected to commence operations in the second half of 2025. We anticipate our remaining investment in this U.S. facility to be approximately $0.6 billion, which is expected to be incurred throughout 2025 and 2026. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, the advanced manufacturing production credit described above, and/or near-term bridge financing instruments.

In addition to the expansion described above, we intend to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. During 2025, we expect to spend between $1.0 billion and $1.5 billion for capital expenditures, including the new facility mentioned above, investments in various R&D initiatives, and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have also committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could increase our manufacturing costs or interrupt or impair our ability to manufacture our solar modules. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination penalties (which, in aggregate, are up to $343.4 million as of March 31, 2025 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of March 31, 2025, such funds were comprised of restricted marketable securities of $210.6 million and associated restricted cash and cash equivalents balances of $2.8 million. As of March 31, 2025, our module collection and recycling liability was $137.8 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of March 31, 2025, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(607,982)	$267,723
Net cash used in investing activities	(88,209)	(568,628)
Net cash (used in) provided by financing activities	(99,619)	40,697
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,607	(1,938)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(794,203)	$(262,146)

Operating Activities

The increase in net cash used in operating activities was primarily driven by lower cash receipts from module sales, lower proceeds from the sale of Section 45X tax credits, and an increase in payments made to suppliers compared to the prior period.

Investing Activities

The decrease in net cash used in investing activities was primarily due to lower purchases of property, plant and equipment compared to the prior period for U.S. and Indian manufacturing facilities, lower purchases of marketable securities and restricted marketable securities, and higher proceeds from the maturities of marketable securities in the current period.

Financing Activities

The increase in net cash used in financing activities was primarily due to repayment of debt in the current period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 25, 2025, First Solar filed suit in the district court for the District of Delaware asserting that JinkoSolar Holding Co., Ltd.; Jinko Solar Co., Ltd.; Jinko Solar (Vietnam) Industries Co. Ltd.; Jinko Solar Technology Sdn. Bhd.; Zhejiang Jinko Solar Co., Ltd.; JinkoSolar (U.S.) Holding Inc.; JinkoSolar (U.S.) Inc.; Jinko Solar (U.S.) Manufacturing Inc.; and Jinko Solar (U.S.) Industries Inc. (collectively, “JinkoSolar”) directly and indirectly infringe a First Solar patent through JinkoSolar’s manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. First Solar alleges that the JinkoSolar TOPCon products contain solar cells manufactured using a method claimed in the patent. First Solar seeks both monetary damages and injunctive relief.

See Note 10. “Commitments and Contingencies” under the heading “Legal Proceedings” of our condensed consolidated financial statements for other legal proceedings and related matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. Except for the risk factors set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

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

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any incentive programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these incentive programs expire, phase down over time, require renewal by the applicable authority, or may be amended. To the extent government incentive programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes could negatively impact demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results.

Current regulatory policies, or any future changes or threatened changes to such policies, including those changes as a result of the presidential administration and control of the U.S. Congress, may subject us to significant risks, including the following:

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

•any incentives contingent upon domestic production of modules, such as tax incentives set forth under the IRA, could limit our ability to sell modules manufactured in certain foreign jurisdictions, which may adversely impact our module average selling prices and could require us to record significant charges to earnings should we determine that the manufacturing facilities and equipment in such foreign jurisdictions are impaired; and

•any effort to overturn federal and state laws, regulations, or policies that are supportive of solar energy generation or that remove costs or other limitations on other types of electricity generation that compete with solar energy projects could negatively impact our ability to compete with traditional forms of electricity generation and materially and adversely affect our business.

Application of trade laws may also adversely impact, either directly or indirectly, our operating results; for example, by impacting our customers’ project costs, profitability, and their demand for our modules; or by impacting our own costs or disrupting our manufacturing or supply chains, and consequently negatively impacting demand and/or price levels for our solar modules, reducing our net sales, or affecting potential profitability of fulfilling customer contracts. We are therefore potentially subject to various risks, which include the following:

•any tariffs that reduce the profitability of contracts, whereby the cost of tariffs exceeds the amount able to be, or willing to be, absorbed by either First Solar or the customer under the provisions of the contract and may lead to First Solar or the customer cancelling such contract, potentially resulting in the reduction of future revenue, the loss of the contractual right to a termination payment from the customer, and potentially the required return of a previously received customer down payment;

•any reciprocal or other tariffs may place burdens on our customers’ supply chains exclusive of module import costs, including through increased costs of trackers, inverters, transformers, and other imported equipment, which are often heavily dependent on Chinese supply chains. These and other costs could result in an inability for certain projects to generate profitable returns, and may lead to the delay or abandonment of such projects, thereby reducing or removing demand for currently contracted PV module sales; and

•any reduction in our ability to profitably import modules from our international manufacturing locations as a result of tariffs or other trade laws could lead to us significantly reducing capacity utilization at certain international manufacturing facilities. Such underutilization may lead to potential impairment of certain international equipment and facilities and may also increase our selling costs and reduce our competitiveness in the market, thereby reducing demand for our modules.

In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:

•United States — Reciprocal Tariffs. On April 2, 2025, the U.S. President announced a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, effective April 5, 2025, and additional, higher reciprocal tariffs on specific countries, effective April 9, 2025. On April 9, 2025, the U.S. President paused the additional, higher tariffs on most countries for 90 days. However, the U.S. President raised the tariff on China. As of April 16, 2025, the 10% “baseline” reciprocal tariff applies to all countries other than China, Canada, Mexico, and countries listed under “Column 2” of the Harmonized Tariff Schedule of the United States, such as Russia and North Korea. As it pertains to the countries where we manufacture solar modules, the additional, country-specific tariffs would have applied to Vietnam, India, and Malaysia. If the additional, higher tariffs on imports from these countries go into effect, it would increase the costs of our solar modules manufactured in these countries with respect to our U.S. market. Further, such circumstances may impact our ability to sell certain modules into the United States and therefore may also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results could be adversely impacted if these tariffs are imposed.

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

•United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. In February 2025, the U.S. President announced an additional 10% tariff on all imports from China, which is related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics. This 10% tariff was subsequently doubled to 20% in March 2025 and applies in addition to the 25% tariffs under Section 301 and ordinary customs duties and AD/CVDs. Further, as discussed above, effective April 2025, the United States imposed an additional reciprocal tariff on China. Our operating results could be adversely impacted if these tariffs were to be terminated or reduced.

•United States — Port Fees on Certain Chinese Vessel Operators and Chinese Vessel Owners. On April 17, 2025, the Office of the U.S. Trade Representative published a notice of final action based on an investigation under Section 301 of the Trade Act of 1974 into China’s targeting of the maritime, logistics, and shipbuilding sectors for dominance. The action imposes new port fees on Chinese vessel operators and/or Chinese vessel owners as well as on non-Chinese operators of Chinese-origin vessels beginning on October 14, 2025. The level of fees is on a sliding scale per net ton or, in the case of non-Chinese operators, the higher of a net ton or container-based fee. Such fees may impact our logistics services and consequently impact our profitability and results of operations.

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

•United States — Potential Tariffs on Processed Critical Minerals and Derivative Products. On April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232 of the Trade Expansion Act of 1962. The scope of the investigation includes tellurium and other critical minerals used in solar module manufacturing. In addition, the definition of derivative products covered by the investigation is potentially broad. If this investigation results in the imposition of tariffs or import restrictions on critical minerals and/or derivative products, it could negatively impact demand and/or price levels for our solar modules and limit our growth, lead to a reduction in our net sales, or increase our costs, thereby adversely impacting our operating results.

•United States — Antidumping and Countervailing Duties on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes AD/CVDs on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such AD/CVDs can change over time pursuant to annual administrative reviews conducted by the USDOC, and a decline in duty rates or USDOC failure to fully enforce U.S. AD/CVD laws could have an adverse impact on our operating results. In August 2023, the USDOC issued final affirmative circumvention rulings, finding that solar modules completed in Cambodia, Malaysia, Thailand, and Vietnam using parts and components produced in China circumvent the pre-existing AD/CVD orders on China. Such duties apply to circumventing imports on or after June 6, 2024, as well as any circumventing imports prior to that date that were not used or installed on or before December 3, 2024. Our operating results could be adversely impacted if the USDOC and other U.S. government agencies do not enforce the affirmative circumvention rulings as expected or if pending litigation challenges result in a modification of the rulings. Conversely, effective enforcement could positively impact our operating results.

•United States — Antidumping and Countervailing Duties on Certain Traded Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. The investigations could potentially lead to the imposition of AD/CVD orders on such solar products. In June 2024, the USITC issued affirmative preliminary determinations. In October 2024, the USDOC announced preliminary affirmative determinations in the countervailing duty (“CVD”) investigations, finding that silicon solar cells and panels from Cambodia, Malaysia, Thailand, and Vietnam are unfairly subsidized at rates ranging from de minimis to nearly 300%, depending on the particular foreign producer. The USDOC has imposed provisional CVDs accordingly. In November 2024, the USDOC announced preliminary affirmative determinations in the AD investigations, providing for certain preliminary dumping rates applicable to solar cells from Cambodia, Malaysia, Thailand, and Vietnam ranging from de minimis to approximately 270%, depending on the particular foreign producer. On April 21, 2025, the USDOC announced the final determinations in the AD/CVD investigations, with final rates ranging from de minimis to over 3,400%, depending on the particular foreign producer.

•India — Domestic and Foreign Imports. The ALMM was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the MNRE, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. In April 2024, the government of India reimposed the ALMM, thereby requiring solar project developers to procure qualifying modules from companies on the list, which includes our Indian manufacturing facility. Also in April 2024, the ALMM was amended to include specific minimum conversion efficiency thresholds for CdTe solar technologies starting at 18% for solar lighting, 18.5% for rooftop applications, and 19% for utility-scale applications. In December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026. Our operating results could be adversely impacted if the ALMM requirements are significantly relaxed to allow modules, solar cells, or certain other key module components to be imported from other countries.

•India — Import Duty Tariffs. In April 2022, the Indian government began imposing import duty tariffs of 40% on solar modules and 25% on solar cells. In connection with such April 2022 tariffs, the Indian government also implemented a regulation mandating that any solar project with federal utility, state utility, or commercial and industrial off-takers that interconnects through government owned transmission lines only use solar modules from manufacturers included in the ALMM, and a requirement that all federal procurement of solar modules be only from cells and modules produced domestically. However, in February 2025, the Indian government began imposing import duty tariffs of 20% each on solar modules and cells and levied additional tax on certain commercial agricultural production, which tax included 20% on solar modules and 7.5% on solar cells. Therefore, the aggregate impact on the import of solar modules and cells is 40% and 27.5%, respectively.

These examples show that established markets for PV solar development face uncertainties arising from policy, regulatory, and governmental actions. While the expected potential of the markets we are targeting is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, changing government policy and priorities, the imposition or lowering of trade remedies and other trade barriers, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements, and limited available infrastructure. Any negative impacts from changes in policy, regulatory and governmental actions could negatively affect our business, reduce our net sales, profitability and/or market share, and consequently adversely affect our results of operations, prospects, and financial condition.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Additionally, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. For example, on February 25, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against JinkoSolar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On April 15, 2025, Mundra Solar PV Limited, whose parent corporation is Adani Green Technology Limited, filed a lawsuit in the United States District Court for the District of Delaware seeking a judgment declaring that it has not infringed two of our U.S. TOPCon patents. We cannot ensure that the outcome of such litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against such litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended March 31, 2025, none of our officers or directors terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Markus Gloeckler	Chief Technology Officer	Adoption	February 27, 2025	July 1, 2025	9,858
Michael Koralewski	Chief Supply Chain Officer	Adoption	March 3, 2025	July 25, 2025	3,772
Patrick Buehler	Chief Product Officer	Adoption	March 5, 2025	January 30, 2026	3,468
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

FIRST SOLAR, INC.

Date: April 29, 2025	By:	/s/ NATHAN THEURER
	Name:	Nathan Theurer
	Title:	Chief Accounting Officer