Form 10-Q
period 2025-06-30
FIRST SOLAR, INC.
filed 2025-07-31
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of July 25, 2025, 107,247,651 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,097,170	$1,010,482	$1,941,738	$1,804,590
Cost of sales	597,320	511,593	1,097,485	959,698
Gross profit	499,850	498,889	844,253	844,892
Operating expenses:
Selling, general and administrative	52,590	46,560	105,754	92,387
Research and development	54,487	51,937	106,876	94,679
Production start-up	31,166	27,451	48,772	42,859
Litigation loss	—	430	—	430
Total operating expenses	138,243	126,378	261,402	230,355
Gain on sales of businesses, net	—	—	—	1,115
Operating income	361,607	372,511	582,851	615,652
Foreign currency loss, net	(9,728)	(9,649)	(21,321)	(12,507)
Interest income	12,100	24,599	30,965	51,844
Interest expense, net	(9,184)	(9,765)	(18,709)	(18,975)
Other expense, net	(2,628)	(565)	(4,560)	(3,364)
Income before taxes	352,167	377,131	569,226	632,650
Income tax expense	(10,299)	(27,775)	(17,823)	(46,678)
Net income	$341,868	$349,356	$551,403	$585,972

Net income per share:
Basic	$3.19	$3.26	$5.14	$5.48
Diluted	$3.18	$3.25	$5.13	$5.45
Weighted-average number of shares used in per share calculations:
Basic	107,245	107,042	107,184	107,011
Diluted	107,518	107,525	107,468	107,502

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$341,868	$349,356	$551,403	$585,972
Other comprehensive income (loss):
Foreign currency translation adjustments	9,475	(2,944)	16,755	(11,477)
Unrealized gain (loss) on marketable securities and restricted marketable securities, net of tax of $(91), $41, $(422), and $143	677	(1,197)	6,108	(3,200)
Unrealized (loss) gain on derivative instruments, net of tax of $0, $177, $(87), and $(131)	—	(571)	279	491
Other comprehensive income (loss)	10,152	(4,712)	23,142	(14,186)
Comprehensive income	$352,020	$344,644	$574,545	$571,786

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,124,740	$1,621,376
Marketable securities	29,098	171,583
Accounts receivable trade, net	1,730,972	1,261,049
Government grants receivable, net	482,546	403,759
Inventories	1,414,006	1,084,384
Other current assets	642,229	546,882
Total current assets	5,423,591	5,089,033
Property, plant and equipment, net	5,722,561	5,413,683
Deferred tax assets, net	204,671	208,808
Restricted marketable securities	213,737	199,136
Government grants receivable	238,850	157,570
Goodwill	30,555	28,335
Intangible assets, net	51,950	54,654
Inventories	269,852	275,372
Other assets	702,277	697,770
Total assets	$12,858,044	$12,124,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367,652	$482,190
Income taxes payable	79,018	77,363
Accrued expenses	593,244	508,581
Current portion of debt	249,894	236,424
Deferred revenue	1,058,262	712,000
Other current liabilities	504,547	60,884
Total current liabilities	2,852,617	2,077,442
Accrued solar module collection and recycling liability	144,599	134,394
Long-term debt	327,972	373,354
Deferred revenue	764,819	1,327,825
Other liabilities	221,907	233,769
Total liabilities	4,311,914	4,146,784
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,247,360 and 107,060,281 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	107	107
Additional paid-in capital	2,892,426	2,898,418
Accumulated earnings	5,814,513	5,263,110
Accumulated other comprehensive loss	(160,916)	(184,058)
Total stockholders’ equity	8,546,130	7,977,577
Total liabilities and stockholders’ equity	$12,858,044	$12,124,361

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	107,244	$107	$2,885,650	$5,472,645	$(171,068)	$8,187,334
Net income	—	—	—	341,868	—	341,868
Other comprehensive income	—	—	—	—	10,152	10,152
Common stock issued for share-based compensation	3	—	—	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(15)	—	—	(15)
Share-based compensation expense	—	—	6,791	—	—	6,791
Balance at June 30, 2025	107,247	$107	$2,892,426	$5,814,513	$(160,916)	$8,546,130

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	107,041	$107	$2,878,330	$4,207,682	$(183,605)	$6,902,514
Net income	—	—	—	349,356	—	349,356
Other comprehensive loss	—	—	—	—	(4,712)	(4,712)
Common stock issued for share-based compensation	6	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(196)	—	—	(196)
Share-based compensation expense	—	—	8,435	—	—	8,435
Balance at June 30, 2024	107,046	$107	$2,886,569	$4,557,038	$(188,317)	$7,255,397

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	107,060	$107	$2,898,418	$5,263,110	$(184,058)	$7,977,577
Net income	—	—	—	551,403	—	551,403
Other comprehensive income	—	—	—	—	23,142	23,142
Common stock issued for share-based compensation	287	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(100)	—	(15,436)	—	—	(15,436)
Share-based compensation expense	—	—	9,444	—	—	9,444
Balance at June 30, 2025	107,247	$107	$2,892,426	$5,814,513	$(160,916)	$8,546,130

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	106,847	$107	$2,890,427	$3,971,066	$(174,131)	$6,687,469
Net income	—	—	—	585,972	—	585,972
Other comprehensive loss	—	—	—	—	(14,186)	(14,186)
Common stock issued for share-based compensation	322	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(123)	—	(19,148)	—	—	(19,148)
Share-based compensation expense	—	—	15,290	—	—	15,290
Balance at June 30, 2024	107,046	$107	$2,886,569	$4,557,038	$(188,317)	$7,255,397

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$551,403	$585,972
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation, amortization and accretion	250,523	187,921
Share-based compensation	9,394	15,191
Deferred income taxes	5,861	(58,399)
Gain on sales of businesses, net	—	(1,115)
Other, net	7,171	1,650
Changes in operating assets and liabilities:
Accounts receivable, trade	(417,136)	29,613
Inventories	(323,781)	(215,493)
Government grants receivable	(177,419)	205,528
Other assets	(106,090)	(168,363)
Income tax receivable and payable	(39,698)	3,774
Accounts payable and accrued expenses	(85,119)	(113,255)
Deferred revenue	(186,652)	(12,499)
Other liabilities	53,138	212
Net cash (used in) provided by operating activities	(458,405)	460,737
Cash flows from investing activities:
Purchases of property, plant and equipment	(494,100)	(778,618)
Purchases of marketable securities and restricted marketable securities	(930,807)	(1,113,826)
Proceeds from sales and maturities of marketable securities	1,067,702	1,224,167
Other investing activities	7,002	(7,697)
Net cash used in investing activities	(350,203)	(675,974)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	212,273	110,395
Repayment of debt	(244,022)	(111,375)
Proceeds from other borrowings	394,450	—
Payments of tax withholdings for restricted shares	(15,436)	(19,148)
Contingent consideration payment and other financing activities	(266)	(7,527)
Net cash provided by (used in) financing activities	346,999	(27,655)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,469	(5,600)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(458,140)	(248,492)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,638,223	1,965,069
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,180,083	$1,716,577
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$242,177	$402,263
Proceeds to be received from asset-based government grants	$155,336	$158,908
Acquisitions funded by contingent consideration	$3,600	$11,000

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$1,085,499	$1,094,796
Money market funds	39,241	526,580
Total cash and cash equivalents	1,124,740	1,621,376
Marketable securities:
Time deposits	20,025	162,836
U.S. debt	9,073	8,747
Total marketable securities	29,098	171,583
Total cash, cash equivalents, and marketable securities	$1,153,838	$1,792,959

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2025	December 31, 2024
Cash and cash equivalents	Cash and cash equivalents	$1,124,740	$1,621,376
Restricted cash – current	Other current assets	48,257	8,262
Restricted cash – noncurrent	Other assets	3,606	3,613
Restricted cash equivalents – noncurrent	Other assets	3,480	4,972
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,180,083	$1,638,223

Restricted cash and restricted cash equivalents consist of deposits held by various banks to secure certain of our letters of credit, as well as deposits held in custodial accounts to fund the estimated future costs of our solar module collection and recycling obligations. Restricted cash also consists of collections from customers on behalf of factors that have purchased the related receivables.

During the three months ended June 30, 2024, we sold marketable securities for proceeds of $67.5 million and realized a gain of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities. The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$20,025	$—	$—	$20,025
U.S. debt	10,000	—	927	9,073
Total	$30,025	$—	$927	$29,098

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$162,836	$—	$—	$162,836
U.S. debt	10,000	—	1,253	8,747
Total	$172,836	$—	$1,253	$171,583

The contractual maturities of our marketable securities as of June 30, 2025 were as follows (in thousands):

Fair Value
Within one year	$24,893
After one year through five years	—
After five years through ten years	4,205
Total	$29,098

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
U.S. debt	$112,855	$109,155
Foreign government obligations	53,942	49,024
Supranational debt	28,100	22,809
U.S. government obligations	18,840	18,148
Total restricted marketable securities	$213,737	$199,136

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of June 30, 2025 and December 31, 2024, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $3.5 million and $5.0 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the six months ended June 30, 2025 and June 30, 2024, we purchased $5.0 million and $7.9 million of restricted marketable securities, respectively, as part of our ongoing management of the custodial accounts.

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities. The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$143,727	$—	$30,872	$112,855
Foreign government obligations	67,082	—	13,140	53,942
Supranational debt	30,232	—	2,132	28,100
U.S. government obligations	24,322	—	5,482	18,840
Total	$265,363	$—	$51,626	$213,737

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$144,652	$—	$35,497	$109,155
Foreign government obligations	62,595	—	13,571	49,024
Supranational debt	25,351	—	2,542	22,809
U.S. government obligations	24,368	—	6,220	18,148
Total	$256,966	$—	$57,830	$199,136

As of June 30, 2025, the contractual maturities of these securities were between 6 years and 14 years, and restricted marketable securities with unrealized losses had generally been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase, and, based on the underlying credit quality of the investments, we expect to hold such securities until we recover our cost basis.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable trade, gross	$1,740,278	$1,262,353
Allowance for credit losses	(9,306)	(1,304)
Accounts receivable trade, net	$1,730,972	$1,261,049

During 2024, we entered into various revolving factoring arrangements to sell certain trade receivables to unrelated financial institutions. Transfers under these arrangements, which retained servicing but were without recourse, qualified as true sales under Accounting Standards Codification (“ASC”) 860, and we derecognized the sold receivables when control transferred to the financial institutions. We factored $245.7 million and $126.0 million under these arrangements and recorded $5.3 million and $1.9 million of discounts on factored receivables in “Selling, general and administrative” expense during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. The trade receivables sold that remained outstanding as of June 30, 2025 and December 31, 2024 were $227.3 million and $126.0 million, respectively. Proceeds from the sale of receivables are classified as operating activities in our condensed consolidated statements of cash flows.

Inventories

Inventories consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$474,954	$489,524
Work in process	107,546	115,696
Finished goods	1,101,358	754,536
Inventories	$1,683,858	$1,359,756
Inventories – current	$1,414,006	$1,084,384
Inventories – noncurrent	$269,852	$275,372

Other current assets

Other current assets consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Spare maintenance materials and parts	$252,128	$214,189
Prepaid expenses	95,143	75,250
Indirect tax receivables	90,530	122,131
Operating supplies	58,785	49,906
Restricted cash	48,257	8,262
Prepaid income taxes	29,415	6,408
Insurance receivable for accrued litigation (1)	21,800	21,800
Derivative instruments (2)	2,904	13,452
Other	43,267	35,484
Other current assets	$642,229	$546,882
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Land	$39,566	$38,879
Buildings and improvements	1,615,841	1,584,981
Machinery and equipment	4,902,913	4,800,545
Office equipment and furniture	151,878	181,647
Leasehold improvements	40,778	40,300
Construction in progress	1,269,913	858,538
Property, plant and equipment, gross	8,020,889	7,504,890
Accumulated depreciation	(2,298,328)	(2,091,207)
Property, plant and equipment, net	$5,722,561	$5,413,683

We evaluate our property, plant, and equipment for impairment under a held-and-used impairment model whenever events or changes in business circumstances arise that may indicate that the carrying amount of the assets may not be recoverable. Such events and changes include, among other things, significant changes in the manner of use of the assets, expectations that the assets may be sold or otherwise disposed of before the end of their useful lives, and the expected operational status of our international manufacturing facilities. As of June 30, 2025, the recoverability of our property, plant, and equipment was based on certain expectations regarding the ongoing operation of our international manufacturing facilities. However, it is reasonably possible that the operational status of one or more of our international facilities may be adversely affected by geopolitical developments, including trade policies or tariffs, which may result in future decisions to reduce, pause, or cease operations at these facilities. Such decisions may result in certain property, plant, and equipment being sold or otherwise disposed of before the end of their previously estimated useful lives, which, in turn, could result in a decrease in the value, and possible impairment, of this property, plant, and equipment. Accordingly, any such changes to the operational status of our international manufacturing facilities could be material to our condensed consolidated financial statements and have a significant adverse effect on our results of operations.

Depreciation of property, plant and equipment was $122.1 million and $244.4 million for the three and six months ended June 30, 2025, respectively, and $93.4 million and $180.1 million for the three and six months ended June 30, 2024, respectively.

Other assets

Other assets consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Advance payments for raw materials	$332,681	$249,218
Lease assets (1)	138,169	143,545
Income tax receivables	110,067	87,025
Project assets	27,776	25,455
Prepaid expenses	20,716	34,250
Restricted cash	3,606	3,613
Restricted cash equivalents	3,480	4,972
Accounts receivable, trade (2)	—	94,373
Other (3)	65,782	55,319
Other assets	$702,277	$697,770
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)In December 2024, we recognized $94.4 million of noncurrent trade receivables attributable to extended payment terms with a customer. During the three months ended June 30, 2025, these trade receivables were sold under a factoring arrangement.

(3)During 2023, we entered into a power purchase agreement with Cleantech Solar (“Cleantech”), a leading provider of renewable energy solutions in India and Southeast Asia, and Cleantech committed to construct certain photovoltaic (“PV”) solar and wind power-generating assets to supply electricity to our manufacturing facility in India.

During 2024, we purchased ownership interests in two subsidiaries of Cleantech for $7.9 million. These subsidiaries own certain of the power-generating assets that supply electricity to our facility, and we account for our investments in these subsidiaries using the equity method.

During the three and six months ended June 30, 2025, we purchased $1.0 million and $1.1 million, respectively, of electricity from these subsidiaries. During the six months ended June 30, 2024, we recognized $19.0 million of revenue from module sales of 75 megawatts to one of these subsidiaries.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued property, plant and equipment	$176,475	$136,176
Accrued freight	81,713	95,940
Accrued inventory	75,838	64,866
Product warranty liability (1)	60,165	62,139
Accrued compensation and benefits	45,363	30,612
Accrued other taxes	39,883	41,178
Other	113,807	77,670
Accrued expenses	$593,244	$508,581
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties.

Other current liabilities

Other current liabilities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Secured borrowings (1)	$394,634	$—
Accrued litigation (2)	21,800	21,800
Derivative instruments (3)	16,740	18,619
Lease liabilities (4)	16,293	13,281
Other	55,080	7,184
Other current liabilities	$504,547	$60,884
——————————
(1)During the three months ended June 30, 2025, we transferred $400.0 million of trade receivables to a financial institution under a factoring arrangement with recourse, while retaining servicing responsibilities. Transfers under this arrangement do not meet the criteria for a sale of receivables and are therefore accounted for as secured borrowings.

As of June 30, 2025, transferred trade receivables of $400.0 million remained on our condensed consolidated balance sheets within “Accounts receivable trade, net,” and a corresponding liability was recorded under “Other current liabilities.” We record discounts on receivables factored with recourse as interest expense over the term of the respective receivables. Accordingly, during the three months ended June 30, 2025, we recorded $0.2 million of interest expense associated with these arrangements.

(2)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(3)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

(4)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

Other liabilities

Other liabilities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Lease liabilities (1)	$78,277	$95,743
Deferred tax liabilities, net	56,521	54,696
Other taxes payable	54,110	49,256
Product warranty liability (2)	15,663	14,296
Contingent consideration (2)	3,600	6,500
Other	13,736	13,278
Other liabilities	$221,907	$233,769
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties and contingent consideration arrangements.

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

The following table presents the benefits recognized from asset-based government grants, net of depreciation and amortization, in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

Balance Sheet Line Item	June 30, 2025	December 31, 2024
Property, plant and equipment, net	$144,597	$150,375
Other assets	5,476	5,625

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our manufacturing facility in the state. Among other things, such incentives provide a 24% subsidy for eligible capital expenditures, contingent upon meeting certain minimum investment and employment commitments. We expect to receive the subsidy in six annual installments following the completion of the associated application and review process, which commenced earlier this year. Such incentives are reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable” depending on the expected timing of cash receipts.

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Line Item	2025	2024	2025	2024
Cost of sales	$377,041	$258,580	$678,861	$453,007
Selling, general and administrative	15	—	48	—
Research and development	347	—	2,191	4,000

In August 2022, the previous U.S. President signed into law the Inflation Reduction Act of 2022 (“IRA”). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable” depending on the expected timing of cash receipts.

In December 2024, we entered into two agreements with a financial institution for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and received the remaining cash proceeds of $202.6 million in February 2025.

In June 2025, we entered into an agreement with another financial institution for the sale of $311.9 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $296.3 million. We received the full cash proceeds in June 2025. In connection with this transaction, we recognized a loss of $15.6 million during the three months ended June 30, 2025, which was reflected in “Cost of sales” in our condensed consolidated statements of operations.

6. Derivative Financial Instruments

As a global company, we are exposed in the normal course of business to various risks, including foreign currency and commodity price risks, that could affect our financial position, results of operations, and cash flows. We may use derivative instruments to hedge against these risks and do not hold such instruments for speculative or trading purposes.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2,904	$16,740
Total derivative instruments	$2,904	$16,740

	December 31, 2024
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$35
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	13,452	18,584
Total derivative instruments	$13,452	$18,619

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2024	$(366)
Amount reclassified to cost of sales	366
Balance as of June 30, 2025	$—

Balance as of December 31, 2023	$(1,493)
Amounts recognized in other comprehensive income (loss)	(873)
Amount reclassified to cost of sales	1,495
Balance as of June 30, 2024	$(871)

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

		Amount of Gain (Loss) Recognized in Income Statement
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2025	2024	2025	2024
Foreign exchange forward contracts	Foreign currency loss, net	$8,061	$(6,859)	$4,578	$(15,808)

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

As of June 30, 2025 and December 31, 2024, the U.S. Dollar equivalent notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were $532.8 million and $603.4 million, respectively, including contracts in Indian Rupee, Euro, and Malaysian Ringgit, among other currencies.

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

These commodity swap contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We reported unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassified applicable amounts into earnings when the hedged transactions occurred and impacted earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2024. As of June 30, 2025, we had no outstanding cash flow hedges.

7. Leases

Our lease arrangements include our corporate and administrative offices, certain warehouses, certain land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and six months ended June 30, 2025 and 2024, and as of June 30, 2025 and December 31, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$403	$120	$801	$236
Interest on lease liabilities	536	254	1,068	484
Operating lease cost	4,198	3,228	8,313	6,449
Variable lease cost	822	723	1,717	1,432
Short-term lease cost	161	294	435	478
Total lease cost	$6,120	$4,619	$12,334	$9,079

Cash paid for amounts included in the measurement of:
Operating lease liabilities			$7,830	$6,123
Finance lease liabilities			933	110
Lease assets obtained in exchange for:
Operating lease liabilities			$1,663	$532
Finance lease liabilities			34	3,428

	June 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$109,684	$28,485	$114,283	$29,262
Lease liabilities – current	14,345	1,948	11,799	1,482
Lease liabilities – noncurrent	49,043	29,234	66,211	29,532

Weighted-average remaining lease term	9 years	27 years	9 years	28 years
Weighted-average discount rate	5.2%	6.6%	5.5%	6.6%

As of June 30, 2025, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$7,733	$993
2026	15,183	2,797
2027	8,015	2,840
2028	7,363	2,893
2029	5,537	2,970
2030	3,769	3,004
Thereafter	35,254	52,246
Total future payments	82,854	67,743
Less: interest	(19,466)	(36,561)
Total lease liabilities	$63,388	$31,182

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At June 30, 2025 and December 31, 2024, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At June 30, 2025 and December 31, 2024, our marketable securities consisted of time deposits and U.S. debt, and our restricted marketable securities consisted of U.S. debt, foreign and U.S. government obligations, and supranational debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At June 30, 2025 and December 31, 2024, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

•Contingent Consideration. At June 30, 2025 and December 31, 2024, our contingent consideration consisted of balances associated with a prior business acquisition. We project future cash outflows associated with certain payout outcomes and discount the amounts to a present value using significant unobservable inputs, including various probabilities and assumptions regarding the timing, nature, and extent of technical milestones achieved. We classify the valuation technique that uses these inputs as Level 3.

At June 30, 2025 and December 31, 2024, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$39,241	$39,241	$—	$—
Restricted cash equivalents:
Money market funds	3,480	3,480	—	—
Marketable securities:
Time deposits	20,025	20,025	—	—
U.S. debt	9,073	—	9,073	—
Restricted marketable securities	213,737	—	213,737	—
Derivative assets	2,904	—	2,904	—
Total assets	$288,460	$62,746	$225,714	$—
Liabilities:
Derivative liabilities	$16,740	$—	$16,740	$—
Contingent consideration	3,600	—	—	3,600
Total liabilities	$20,340	$—	$16,740	$3,600

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$526,580	$526,580	$—	$—
Restricted cash equivalents:
Money market funds	4,972	4,972	—	—
Marketable securities:
Time deposits	162,836	162,836	—	—
U.S. debt	8,747	—	8,747	—
Restricted marketable securities	199,136	—	199,136	—
Derivative assets	13,452	—	13,452	—
Total assets	$915,723	$694,388	$221,335	$—
Liabilities:
Derivative liabilities	$18,619	$—	$18,619	$—
Contingent consideration	6,500	—	—	6,500
Total liabilities	$25,119	$—	$18,619	$6,500

Fair Value of Financial Instruments

At June 30, 2025 and December 31, 2024, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable – noncurrent	$238,850	$213,789	$157,570	$123,743
Liabilities:
Long-term debt, including current maturities (1)	$419,101	$397,901	$464,550	$441,016
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

9. Debt

Our debt arrangements consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2025	December 31, 2024
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	419,101	464,550
India Citibank Working Capital Facility	INR	50,877	48,017
India JPM Working Capital Facility	INR	44,445	28,490
India Credit Agricole Working Capital Facility	INR	38,597	—
India HSBC Working Capital Facility	INR	25,146	69,097
Total debt principal		578,166	610,154
Less: unamortized issuance costs		(300)	(376)
Total debt		577,866	609,778
Less: current portion		(249,894)	(236,424)
Noncurrent portion		$327,972	$373,354

Revolving Credit Facility

In June 2023, we entered into a credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which provides us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $1.0 billion. Borrowing under the Revolving Credit Facility bears interest at a rate per annum equal to, at our option, (i) the Term Secured Overnight Financing Rate (“Term SOFR”), plus a credit spread of 0.10%, plus a margin that ranges from 1.25% to 2.25% or (ii) an alternate base rate as defined in the credit agreement, plus a margin that ranges from 0.25% to 1.25%. The margins under the Revolving Credit Facility are based on our net leverage ratio or, if we elect to switch to a credit ratings-based system after the investment grade ratings trigger date occurs (as defined in the credit agreement), on our public debt rating.

In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay an unused commitment fee that ranges from 0.125% to 0.375% per annum based on the same factors discussed above and the daily unused commitments under the facility. We are also required to pay (i) a letter of credit fee based on the applicable margin for Term SOFR loans on the face amount of each letter of credit, (ii) a letter of credit fronting fee as agreed by us and such issuing lender, and (iii) other customary letter of credit fees. Our Revolving Credit Facility matures in June 2028. Loans and letters of credit issued under the Revolving Credit Facility are secured by liens on substantially all of our tangible and intangible assets.

As of June 30, 2025 and December 31, 2024, we had no outstanding debt or letters of credit under our Revolving Credit Facility.

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

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A. In January 2025, the India Citibank Working Capital Facility was amended to provide certain working capital loans of up to INR 6.4 billion ($74.9 million). The outstanding balance matures in the third and fourth quarters of 2025. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. During 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($72.8 million). The outstanding balance matures in the fourth quarter of 2025 and the second quarter of 2026. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India Credit Agricole Working Capital Facility

In August 2022, FSISV entered into a working capital facility agreement (the “India Credit Agricole Working Capital Facility”) with Credit Agricole Corporate and Investment Bank, for the issuance of letters of credit, bank guarantees, and overdraft. During 2024, the India Credit Agricole Working Capital Facility was amended to include certain working capital loans of up to INR 4.0 billion ($46.8 million). The outstanding balance matures in the third quarter of 2025. The India Credit Agricole Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($95.9 million). The outstanding balance matures in the fourth quarter of 2025. The India HSBC Working Capital Facility is guaranteed by First Solar, Inc.

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of June 30, 2025, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	231.6	94.8
Surety bonds	130.5	137.3
——————————
(1)Our Revolving Credit Facility provides us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

(2)Of the total letters of credit issued under the bilateral facilities, $1.6 million was secured with cash.

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

Product warranty activities during the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product warranty liability, beginning of period	$75,566	$25,194	$76,435	$25,491
Accruals for new warranties issued	3,323	1,653	5,979	3,050
Settlements	(3,061)	(3,152)	(6,572)	(5,344)
Changes in estimate of product warranty liability	—	—	(14)	498
Product warranty liability, end of period	$75,828	$23,695	$75,828	$23,695
Current portion of warranty liability	$60,165	$5,684	$60,165	$5,684
Noncurrent portion of warranty liability	$15,663	$18,011	$15,663	$18,011

During the year ended December 31, 2024, we identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. The ultimate loss we will incur for these manufacturing issues will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any potential additional commitments we may make to remediate the affected modules. Based on currently available information and certain assumptions and estimates, we believe a reasonable estimate of the aggregate losses related to these manufacturing issues will range from approximately $56 million to $100 million. No individual amount within that range is a better estimate than any other amount. Accordingly, we increased our product warranty liability by the low end of the range, which we recorded as a reduction to revenue during the year ended December 31, 2024. The estimated range set forth above was based on our evaluation of the currently available information, including select samples of module performance data from several locations, the estimated number of affected modules, and projections of probable costs to remediate the issues. As additional information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of December 31, 2024, we accrued $2.5 million of indemnification liabilities. As of June 30, 2025, we had no accrual for indemnification liabilities, and the maximum potential amount of future payments under our indemnifications was $1.8 billion. Such potential payments primarily relate to a future retroactive event that affects an entity’s ability to benefit from the transfer of Section 45X tax credits.

Contingent Consideration

As part of a business acquisition in May 2023, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. As of June 30, 2025, we reduced the associated long-term contingent consideration liability to $3.6 million, based on certain revisions to the probability and timing of achieving the remaining milestones. Changes in the fair value of the contingent consideration arrangement are classified within “Research and development” expense in our condensed consolidated statements of operations. As of December 31, 2024, we recorded $6.5 million of long-term liabilities for such contingent obligation, which was based on its estimated fair value at that time.

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

Our module collection and recycling liability was $144.6 million and $134.4 million as of June 30, 2025 and December 31, 2024, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Plaintiff”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. Since filing the action, Plaintiff has sought a series of stays of the proceedings, the last of which was lifted on July 14, 2025. Since the stays concluded, the parties have begun responding to their respective discovery demands. Because we have yet to fully evaluate these responses, at this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of June 30, 2025, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of June 30, 2025. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023. As a result, the $21.8 million award has been vacated, and a new trial is expected to be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. We filed our initial briefs with the court on December 20, 2024. The plaintiff submitted its briefs on April 23, 2025. First Solar’s reply briefings are due on August 6, 2025.

On September 29, 2023 and June 5, 2024, the Company received subpoenas from the Division of Enforcement of the SEC seeking documents and information relating to the Company’s operations in India, the Company’s entry into a PV module supply agreement with an India-based customer, and certain aspects of the Company’s technology roadmap, among other things. On May 7, 2025, we received a notice from the SEC stating that the SEC had concluded its investigation as to First Solar and noting that based on the information collected to date, the SEC staff did not intend to recommend an enforcement action against First Solar.

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

11. Revenue from Contracts with Customers

We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. Our customer contracts generally contain provisions that (i) require us to pay the customer liquidated damages if we fail to deliver modules by scheduled dates or if we fail to deliver modules that meet certain U.S. domestic content requirements and (ii) entitle us to a termination payment if the customer defaults on its contractual obligations and the contract is terminated. For sales of modules imported into the United States, our customer contracts generally include provisions that are intended to mitigate the adverse impact from changes in trade policy, such as tariffs. If a contract is terminated on the basis of these provisions, such contract would effectively be canceled without liability to either party, resulting in a corresponding reduction in future sales of solar modules related to such contract and the return of any customer deposit under the contract, if applicable.

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2025 (in thousands):

	June 30, 2025	December 31, 2024	Six Month Change
Deferred revenue	$1,823,081	$2,039,825	$(216,744)	(11)%

During the six months ended June 30, 2025, our contract liabilities decreased by $216.7 million primarily due to (i) the recognition of revenue for sales of solar modules for which payment was received in prior years, (ii) the reversal of a $63 million advance payment previously accrued due to our deferral of a customer’s invoice due date, (iii) the restructuring of payment terms with a customer that resulted in the return of $50 million of previously received advance payments in exchange for a letter or credit, and (iv) the recognition of revenue of $42 million associated with certain customer contract terminations, partially offset by (v) advance payments received or accrued in the current period for future sales of solar modules. During the six months ended June 30, 2025 and 2024, we recognized revenue of $236.1 million and $221.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of June 30, 2025, we had entered into contracts with customers for the future sale of 61.9 GW of solar modules for an aggregate transaction price of $18.5 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of defined thresholds, (iii) changes to certain commodity prices, (iv) the module wattage committed for delivery, (v) the volume of modules sold that meet certain U.S. domestic content requirements, and (vi) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is canceled. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$962	$1,388	$1,306	$2,415
Selling, general and administrative	4,815	6,005	6,700	10,874
Research and development	1,032	1,006	1,387	1,926
Production start-up	1	1	1	(24)
Total share-based compensation expense	$6,810	$8,400	$9,394	$15,191

As of June 30, 2025, we had $35.1 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.4 years.

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

In March 2023, March 2024, and May 2025, the compensation committee approved additional grants of performance units for key executive officers; such grants are expected to be earned over a multi-year performance period ending in December 2025, December 2026, and December 2027, respectively. Vesting of the 2023, 2024, and 2025 grants of performance units is contingent upon the specific attainment targets of each grant, which targets include metrics such as contracted revenue, production, incremental average selling price, operating margin, and technology development.

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

13. Income Taxes

In July 2025, the U.S. President signed the budget reconciliation legislation (House of Representatives 1, or “H.R.1”) into law, commonly referred to as the “One Big Beautiful Bill.” H.R.1 includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. H.R.1 has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impact of H.R.1 on our consolidated financial statements.

In August 2022, the previous U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives, including the introduction of the advanced manufacturing production credit under Section 45X of the IRC. The provisions of the IRA are generally effective for tax years beginning after 2022.

Our effective tax rate was 3.1% and 7.4% for the six months ended June 30, 2025 and 2024, respectively. The decrease in our effective tax rate was primarily driven by the relative amounts of advanced manufacturing production credits earned in each period, partially offset by lower relative amounts of income earned in foreign jurisdictions with lower tax rates. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law associated with the IRA.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a full exemption from Malaysian income tax, is conditional upon our continued compliance with certain employment and investment thresholds. We are currently in compliance with such thresholds.

Our Vietnamese subsidiary has been granted a long-term tax incentive that generally provides a full exemption from Vietnamese income tax through 2023, followed by reduced annual tax rates of 5% through 2032 and 10% through 2036. Such long-term tax incentive is conditional upon our continued compliance with certain revenue and research and development (“R&D”) spending thresholds. We are currently in compliance with such thresholds.

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

14. Net Income per Share

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income per share
Numerator:
Net income	$341,868	$349,356	$551,403	$585,972
Denominator:
Weighted-average common shares outstanding	107,245	107,042	107,184	107,011

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,245	107,042	107,184	107,011
Effect of restricted stock and performance units	273	483	284	491
Weighted-average shares used in computing diluted net income per share	107,518	107,525	107,468	107,502

Net income per share:
Basic	$3.19	$3.26	$5.14	$5.48
Diluted	$3.18	$3.25	$5.13	$5.45

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2025 and 2024 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive shares	1	—	1	—

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2025 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Instruments	Total
Balance as of December 31, 2024	$(127,296)	$(56,483)	$(279)	$(184,058)
Other comprehensive income before reclassifications	16,432	6,530	—	22,962
Amounts reclassified from accumulated other comprehensive loss	323	—	366	689
Net tax effect	—	(422)	(87)	(509)
Net other comprehensive income	16,755	6,108	279	23,142
Balance as of June 30, 2025	$(110,541)	$(50,375)	$—	$(160,916)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Foreign currency translation adjustment	Other expense, net	$—	$—	$(323)	$—
Unrealized gain on marketable securities	Other expense, net	—	11	—	11
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	—	(346)	(366)	(1,495)
Total loss reclassified		$—	$(335)	$(689)	$(1,484)

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
•future collection and recycling costs for solar modules covered by our module collection and recycling program, or otherwise as required by external laws and regulations;
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

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. We recently commenced operations at our fourth manufacturing facility in the United States, completed the expansion of our manufacturing footprint at our existing facilities in Ohio, and expect to complete construction and commence operations at our fifth manufacturing facility in the United States in the third quarter of 2025. With a global footprint that spans the United States, India, Malaysia, and Vietnam, we expect to have an annual manufacturing capacity of over 25 GW by 2026.

Certain of our financial results and other key operational developments for the three months ended June 30, 2025 include the following:

•Net sales for the three months ended June 30, 2025 increased by 9% to $1.1 billion compared to $1.0 billion for the same period in 2024. The increase was primarily due to a 5.7% increase in the volume of modules sold to third parties and an increase of $40.4 million in revenue associated with customer contract terminations.

•Gross profit as a percentage of net sales for the three months ended June 30, 2025 decreased 3.8 percentage points to 45.6% from 49.4% for the same period in 2024. The decrease was primarily due to higher detention and demurrage charges; higher costs related to a sales mix that included more U.S.-produced modules; higher module storage costs; and losses associated with sales of tax credits; partially offset by a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC and higher contract termination revenue.

•The total installed nameplate production capacity across all our facilities is approximately 21 GW. During the three months ended June 30, 2025, we produced 4.2 GW and sold 3.6 GW of solar modules.

•In June 2025, we entered into an agreement with a financial institution for the sale of $311.9 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $296.3 million. We received the full cash proceeds in June 2025. In connection with this transaction, we recognized a loss of $15.6 million during the three months ended June 30, 2025. During this same period, we also recognized a $13.4 million reduction to the carrying value of the remaining Section 45X tax credits generated during 2025 based on expected transfers of such credits to third parties. These losses were recorded in “Cost of sales” in our condensed consolidated statements of operations.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous benefits, including economic benefits and speed of deployment, which make it an attractive complement to or substitute for traditional forms of energy generation. In recent years, the cost of producing electricity from PV solar power systems has decreased to levels that are competitive with or below the wholesale price of electricity in many markets. Other technological developments in the renewable energy industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an alternative to traditional forms of energy generation. As a result of these and other factors, worldwide solar markets continue to develop and expand.

Government incentive programs have contributed to this momentum by providing solar module manufacturers, project developers, and project owners with various incentives to accelerate the deployment of solar power generation. Although we compete in markets that do not require solar-specific government incentive programs, our net sales and profits remain subject to variability based on the availability and size of these programs, including tax and production incentives, renewable portfolio standards, and other incentive programs intended to stimulate economies, achieve decarbonization initiatives, and/or establish greater energy independence. Such programs continue to influence the demand for PV solar energy around the world.

Supply and Demand

As a result of the market opportunities described above, we recently commenced operations at our fourth manufacturing facility in the United States, completed the expansion of our manufacturing footprint at our existing facilities in Ohio, and expect to complete construction and commence operations at our fifth manufacturing facility in the United States in the third quarter of 2025. We believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States and India, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. Notwithstanding these considerations, utility and corporate demand for clean energy and overall electric load growth, especially as a result of artificial intelligence-driven data center demand, continue to increase. Further, even on an unsubsidized basis, utility-scale PV solar is cost competitive with conventional forms of energy generation, including natural gas and nuclear, and is significantly faster to deploy than a five-year natural gas project development timeline or a much longer nuclear project timeline.

Internationally, given the combination of (i) a European Union market captured by Chinese solar modules, where pricing is at levels near or below manufacturing costs, (ii) an India market effectively closed to Southeast Asian products, (iii) a general supply and demand imbalance for Southeast Asian products, and (iv) actual and anticipated tariffs on modules imported into the United States, we have reduced and expect to continue to reduce production of Series 6 modules at our international manufacturing facilities. In light of such market realities, we continue to advocate for industrial policies that provide a level playing field for domestic manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our R&D capabilities, our commitment to responsible solar, and our financial stability.

Pricing Competition

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for module manufacturers and project developers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Module average selling prices in many global markets have declined. However, recent module pricing in the United States, our primary market, has remained relatively stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA and actual and anticipated tariffs on modules imported into the United States.

Diverse Offerings

We face intense competition from manufacturers of crystalline silicon solar modules and other emerging technologies. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including energy yield, wattage (through a larger form factor or an improved conversion efficiency), degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms, customer payment terms, and/or module attributes. We believe that utility-scale solar will continue to be a compelling offering and will continue to represent an increasing portion of the overall electricity generation mix. However, this focus on utility-scale module offerings exists within a current market environment that includes rooftop and distributed generation solar, which may influence our future offerings.

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

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate capacity. In May 2024, we achieved a new world record CdTe research cell conversion efficiency of 23.1%, which was based on our CuRe program and certified by the U.S. Department of Energy’s National Renewable Energy Laboratory. In late 2024, we commenced a limited commercial production run of modules employing our CuRe technology, and during the first half of 2025, we sold our first CuRe modules to customers. Beginning in early 2026, we intend to initiate a phased replication of the technology across certain manufacturing facilities within our fleet.

•Perovskite. We continue to research and develop our thin-film semiconductor technology, with a focus on the use of perovskite thin films. Perovskites have the potential to significantly increase the efficiency and reduce the cost of PV solar modules either through single-junction or potentially multi-junction devices. Supported by the associates at our California and European Technology Centers, we continue to advance our work on improving both the efficiency and stability of this technology in developing a viable and commercially scalable perovskite product. Our investment in this technology also includes the construction of a dedicated perovskite development line at our Ohio facility.

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

Energy Performance

In many climates, our solar modules provide certain energy production advantages relative to competing crystalline silicon solar modules. As a result, our solar modules can produce more energy in real-world operating conditions than conventional crystalline silicon modules with the same nameplate capacity. Additionally, we warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor that is generally between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years.

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

Certain Trends and Uncertainties

We believe that our business, financial condition, and results of operations may be favorably or unfavorably impacted by the following trends and uncertainties. See Part II. “Other Information” Item 1A. “Risk Factors” for discussion of other risks (the “Risk Factors”) that may affect us.

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in our key markets. In addressing electricity demands, we are focused on providing utility-scale module offerings in markets that we believe have a significant need for mass-scale PV solar electricity, including markets primarily in the United States and India. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation, making them an attractive alternative to or replacement for aging fossil fuel-based generation resources. Accordingly, future retirements of aging energy generation resources represent a significant increase in the potential market for solar energy.

Demand for our PV solar module offerings depends, in part, on certain factors outside our control. For example, many governments have proposed or enacted policies or incentive programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or incentive programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government incentive programs include the following:

•United States. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. However, the current U.S. presidential administration and control of the U.S. Congress present uncertainty as to the continued availability of certain benefits. For example, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, on July 4, 2025, the U.S. President signed H.R.1 into law, commonly referred to as the “One Big Beautiful Bill,” which significantly curtails the availability of clean energy tax credits. H.R.1 includes accelerating the termination of the clean electricity Investment Tax Credit (“ITC”) and Production Tax Credit (“PTC”) in relation to solar and restricting tax credits if a taxpayer employs certain products and components produced by a supplier with ties to a foreign entity of concern (“FEOC”). H.R.1 also severely limits Section 45X tax credit eligibility for products manufactured by, or with material assistance from, a FEOC.

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

Demand for our solar energy solutions also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In April 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, and additional, higher reciprocal tariffs on certain countries including Vietnam (46%), India (26%), and Malaysia (24%). Soon thereafter, the U.S. President paused the additional, higher tariffs on most countries, including Vietnam, India, and Malaysia, for 90 days. Effective May 14, 2025, the United States entered into an agreement with China to lower the reciprocal tariff rate to 10% for 90 days (i.e., until August 12, 2025). On July 2, 2025, the U.S. President announced that the United States and Vietnam had reached a preliminary trade agreement, which purportedly places a 20% tariff on all products of Vietnam and a 40% tariff on all “transshipped” goods. On July 7, 2025, the U.S. President paused the additional, higher tariffs on most countries until August 1, 2025, at which time certain revised, final reciprocal tariffs are expected to be effective. For more information about this development, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•United States. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 of the Trade Expansion Act of 1962 from 25% to 50%. Further, on April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232 of the Trade Expansion Act of 1962; on July 1, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of polysilicon and its derivatives under the same law. On February 25, 2025, the U.S. President announced a similar Section 232 investigation to determine the effects on national security of imports of copper in all forms; the U.S. president later announced a 50% tariff on copper, effective on August 1, 2025. For more information about the context of these developments, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•China. In February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium, which is one of the main components of our CdTe modules. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Exporters of tellurium and related products are generally required to obtain a license from the Chinese Ministry of Commerce. Since these export controls came into effect, we have assembled a cross-functional team to interpret the export controls and analyze how they may impact materials required for our module production. We have applied for and intend to continue applying for export licenses where appropriate, as well as continuing to implement other strategic alternatives such as sourcing from other suppliers to mitigate potential adverse impacts from these export controls.

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of antidumping and countervailing duty (“AD/CVD”) petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (“USITC”) to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. Following final affirmative determinations by the USDOC and USITC that identified final subsidy rates of 534.67% to 3,403.96% for Cambodia, 14.64% to 168.8% for Malaysia, 263.74% to 799.55% for Thailand, and 68.15% to 542.64% for Vietnam, AD/CVD orders, including the assessment of countervailing duties and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In addition to a range of alleged illegal subsidies, the petitioners identified dumping margins of 213.96% for India, 89.65% for Indonesia, and 245.79 to 249.09% for Laos. For more information about this development, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•India. The Approved List of Models and Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy (“MNRE”), and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. For example, in December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026. For more information about the ALMM, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

We generally price and sell our solar modules on a per watt basis. As of June 30, 2025, we had entered into contracts with customers for the future sale of 61.9 GW of solar modules for an aggregate transaction price of $18.5 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 31.1 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of June 30, 2025, the expected timing of such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.6 billion, the majority of which would be recognized between 2026 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of defined thresholds and/or favorable or unfavorable price adjustments associated with changes to (i) certain commodity prices, (ii) the module wattage committed for delivery, (iii) the volume of modules sold that meet certain U.S. domestic content requirements, and (iv) certain tariff structures within a defined threshold. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.4%	50.6%	56.5%	53.2%
Gross profit	45.6%	49.4%	43.5%	46.8%
Selling, general and administrative	4.8%	4.6%	5.4%	5.1%
Research and development	5.0%	5.1%	5.5%	5.2%
Production start-up	2.8%	2.7%	2.5%	2.4%
Litigation loss	—%	—%	—%	—%
Gain on sales of businesses, net	—%	—%	—%	0.1%
Operating income	33.0%	36.9%	30.0%	34.1%
Foreign currency loss, net	(0.9)%	(1.0)%	(1.1)%	(0.7)%
Interest income	1.1%	2.4%	1.6%	2.9%
Interest expense, net	(0.8)%	(1.0)%	(1.0)%	(1.1)%
Other expense, net	(0.2)%	(0.1)%	(0.2)%	(0.2)%
Income tax expense	(0.9)%	(2.7)%	(0.9)%	(2.6)%
Net income	31.2%	34.6%	28.4%	32.5%

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

Net Sales

During the three and six months ended June 30, 2025, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our module sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract.

The following table shows net sales for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Net sales	$1,097,170	$1,010,482	$86,688	8.6%	$1,941,738	$1,804,590	$137,148	7.6%

Net sales increased $86.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a 5.7% increase in the volume of modules sold to third parties and an increase of $40.4 million in revenue associated with customer contract terminations.

Net sales increased $137.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a 6.6% increase in the volume of modules sold to third parties and the customer contract terminations described above.

Cost of Sales

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, CdTe and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and frames or back rails. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with shipping, logistics, warranties, and solar module collection and recycling (excluding accretion).

The following table shows cost of sales for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Cost of sales	$597,320	$511,593	$85,727	16.8%	$1,097,485	$959,698	$137,787	14.4%
% of net sales	54.4%	50.6%			56.5%	53.2%

Cost of sales increased $85.7 million, or 16.8%, and increased 3.8 percentage points as a percent of net sales for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in cost of sales was primarily driven by (i) higher sales freight, demurrage, and detention charges of $75.0 million; (ii) higher costs of $36.9 million due to an increase in the volume of modules sold; (iii) higher production costs of $36.5 million, largely due to a higher sales mix of U.S.-produced modules; (iv) higher module storage costs of $32.9 million; and (v) higher underutilization charges of $9.3 million associated with lower throughput at certain international manufacturing facilities. These increases were partially offset by (vi) a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $118.5 million.

Cost of sales increased $137.8 million, or 14.4%, and increased 3.3 percentage points as a percent of net sales for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in cost of sales was primarily driven by (i) higher sales freight, demurrage, and detention charges of $127.0 million; (ii) higher costs of $77.5 million due to an increase in the volume of modules sold; (iii) higher production costs of $75.7 million, largely due to a higher sales mix of U.S.-produced modules ; (iv) higher module storage costs of $55.2 million; and (v) higher period charges of $16.7 million primarily associated with underutilization charges at certain international manufacturing facilities and our fourth manufacturing facility in the United States. These increases were partially offset by (vi) a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $225.3 million.

Gross Profit

Gross profit may be affected by various factors, including the selling prices of our modules, our manufacturing costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates.

The following table shows gross profit for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Gross profit	$499,850	$498,889	$961	0.2%	$844,253	$844,892	$(639)	(0.1)%
% of net sales	45.6%	49.4%			43.5%	46.8%

Gross profit as a percentage of net sales decreased 3.8 percentage points to 45.6% during the three months ended June 30, 2025 from 49.4% during the three months ended June 30, 2024 and decreased 3.3 percentage points to 43.5% during the six months ended June 30, 2025 from 46.8% during the six months ended June 30, 2024. The decrease in each period was primarily due to the same factors, which included (i) higher detention and demurrage charges; (ii) higher costs related to a sales mix that included more U.S.-produced modules; (iii) higher module storage costs; and (iv) losses associated with the sale and expected sales of certain of our tax credits. As a percentage of net sales, these decreases in gross profit were partially offset by (v) the recognition of the higher advanced manufacturing production credits and (vi) higher contract termination revenue, both described above.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Selling, general and administrative	$52,590	$46,560	$6,030	13.0%	$105,754	$92,387	$13,367	14.5%
% of net sales	4.8%	4.6%			5.4%	5.1%

Selling, general and administrative expense for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 primarily due to (i) higher expected credit losses from an increase in accounts receivable and (ii) higher costs for certain legal matters.

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

The following table shows research and development expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Research and development	$54,487	$51,937	$2,550	4.9%	$106,876	$94,679	$12,197	12.9%
% of net sales	5.0%	5.1%			5.5%	5.2%

Research and development expense for the three months ended June 30, 2025 increased compared to the three months ended June 30, 2024 primarily due to higher depreciation expense resulting from our significant investments in R&D facilities and equipment, partially offset by a reduction in testing expenses related to our Series 6 modules.

Research and development expense for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024 primarily due to higher depreciation expense resulting from our investments in R&D facilities and equipment and higher employee compensation expense resulting from an increase in headcount, partially offset by the same reduction in testing expenses discussed above.

Production Start-Up

Production start-up expense consists of costs associated with operating a production line before it is qualified for commercial production, including the cost of raw materials for solar modules run through the production line during the qualification phase, employee compensation for individuals supporting production start-up activities, and applicable facility-related costs. Production start-up expense also includes costs related to the selection of a new site and implementation costs for manufacturing process improvements to the extent we cannot capitalize these expenditures.

The following table shows production start-up expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Production start-up	$31,166	$27,451	$3,715	13.5%	$48,772	$42,859	$5,913	13.8%
% of net sales	2.8%	2.7%			2.5%	2.4%

During the three and six months ended June 30, 2025, we incurred production start-up expense primarily for our fifth manufacturing facility in the United States. During the three and six months ended June 30, 2024, we incurred production start-up expense primarily for our fourth manufacturing facility in the United States.

Foreign Currency Loss, Net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Foreign currency loss, net	$(9,728)	$(9,649)	$(79)	0.8%	$(21,321)	$(12,507)	$(8,814)	70.5%

Foreign currency loss, net for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 largely due to higher costs associated with hedging activities related to our subsidiaries in India.

Interest Income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Interest income	$12,100	$24,599	$(12,499)	(50.8)%	$30,965	$51,844	$(20,879)	(40.3)%

Interest income for the three and six months ended June 30, 2025 decreased compared to the three and six months ended June 30, 2024 due to lower balances of marketable securities and holdings of cash. These decreases were partially offset by higher interest earned on customer late payments.

Interest Expense, Net

Interest expense, net primarily comprises interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Interest expense, net	$(9,184)	$(9,765)	$581	(5.9)%	$(18,709)	$(18,975)	$266	(1.4)%

Interest expense, net for the three and six months ended June 30, 2025 was consistent with the three and six months ended June 30, 2024.

Other Expense, Net

Other expense, net primarily comprises miscellaneous items and financing fees.

The following table shows other expense, net for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Other expense, net	$(2,628)	$(565)	$(2,063)	365.1%	$(4,560)	$(3,364)	$(1,196)	35.6%

Other expense, net for the three and six months ended June 30, 2025 was consistent with the three and six months ended June 30, 2024.

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

The following table shows income tax expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Six Month Change
Income tax expense	$(10,299)	$(27,775)	$17,476	(62.9)%	$(17,823)	$(46,678)	$28,855	(61.8)%
Effective tax rate	2.9%	7.4%			3.1%	7.4%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period. During the six months ended June 30, 2024, we reversed our position to indefinitely reinvest the accumulated earnings of a foreign subsidiary and recorded discrete tax expense of approximately $6 million.

Income tax expense for the three and six months ended June 30, 2025 decreased compared to the three and six months ended June 30, 2024 primarily due to the relative amounts of advanced manufacturing production credits earned in each period, lower pretax income, and the prior year discrete tax expense associated with the reversal of our indefinite reinvestment assertion described above.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information, as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our accounting policies during the six months ended June 30, 2025.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of an entity’s income tax disclosures. Among other things, ASU 2023-09 requires entities to disclose (i) specific categories in the effective tax rate reconciliation; (ii) pretax income or loss from continuing operations, separated between domestic and foreign jurisdictions; (iii) income tax expense or benefit from continuing operations, separated by federal, state, and foreign jurisdictions; and (iv) income taxes paid to federal, state, and foreign jurisdictions. ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024. We plan to present the expanded income tax disclosures in our consolidated financial statements for the year ending December 31, 2025.

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

Liquidity and Capital Resources

As of June 30, 2025, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, which remains unused as of June 30, 2025, as well as various trade receivables factoring arrangements with financial institutions. To the extent we offer extended payment terms to customers, fail to collect trade receivables in a timely manner, or face other challenges in managing our working capital, we may be required to use our Revolving Credit Facility or other temporary sources of funding. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of June 30, 2025, we had $1.2 billion in cash, cash equivalents, and marketable securities compared to $1.8 billion as of December 31, 2024. This decrease was primarily driven by (i) lower cash receipts from module sales, (ii) increases in payments made to suppliers, (iii) purchases of property, plant and equipment for our U.S. facilities, (iv) various operating expenditures, and (v) certain advance payments for raw materials, partially offset by (vi) receipts from factoring of receivables and (vii) proceeds from the sale of Section 45X tax credits. As of June 30, 2025 and December 31, 2024, $265.9 million and $694.0 million of our cash, cash equivalents, and marketable securities, respectively, were held by our foreign subsidiaries and were primarily based in U.S. dollar denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Such policy applies to all invested funds, whether managed internally or externally. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We use a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of June 30, 2025, but we may choose to reevaluate this intent in one or more jurisdictions in the future. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Although we compete in markets that do not require solar-specific government subsidies or incentive programs, such incentives continue to influence the demand for PV solar energy around the world. Further, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. For example, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States, and we expect the benefits made available to us by the IRA to favorably impact our liquidity and capital resources in future periods. For example, we expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. In December 2024, we entered into two agreements with a financial institution for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and received the remaining cash proceeds of $202.6 million in February 2025. In June 2025, we entered into an agreement with another financial institution for the sale of $311.9 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $296.3 million. We received the full cash proceeds in June 2025. For more information about certain risks associated with the benefits available to us under the IRA, see Part II. “Other Information” Item 1A. “Risk Factors.” See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased domestic demand for our products, we recently commenced operations at our fourth manufacturing facility in the United States, completed the expansion of our manufacturing footprint at our existing facilities in Ohio, and expect to complete construction and commence operations at our fifth manufacturing facility in the United States in the third quarter of 2025. We anticipate our remaining investment in this U.S. facility to be approximately $0.4 billion, which is expected to be paid in 2025 and 2026. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, the advanced manufacturing production credit described above, and/or near-term bridge financing instruments.

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

We have committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could increase our manufacturing costs or interrupt or impair our ability to manufacture our solar modules. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination penalties (which, in aggregate, are up to $331.7 million as of June 30, 2025 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of June 30, 2025, such funds were comprised of restricted marketable securities of $213.7 million and associated restricted cash and cash equivalents of $3.5 million. As of June 30, 2025, our module collection and recycling liability was $144.6 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of June 30, 2025, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(458,405)	$460,737
Net cash used in investing activities	(350,203)	(675,974)
Net cash provided by (used in) financing activities	346,999	(27,655)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,469	(5,600)
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(458,140)	$(248,492)

Operating Activities

The increase in net cash used in operating activities was primarily driven by lower cash receipts from module sales, higher payments made to suppliers, and lower proceeds from the sales of tax credits, partially offset by receipts from factoring trade receivables.

Investing Activities

The decrease in net cash used in investing activities was primarily due to lower purchases of property, plant and equipment for our manufacturing facilities in the United States and India and higher net proceeds from sales and maturities of marketable securities.

Financing Activities

The increase in net cash provided by financing activities was primarily due to proceeds from secured borrowings from trade receivables factoring with recourse and other borrowings under various debt agreements in the current period, partially offset by repayment of debt in the current period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 25, 2025, First Solar filed suit in the district court for the District of Delaware asserting that JinkoSolar Holding Co., Ltd.; Jinko Solar Co., Ltd.; Jinko Solar (Vietnam) Industries Co. Ltd.; Jinko Solar Technology Sdn. Bhd.; Zhejiang Jinko Solar Co., Ltd.; JinkoSolar (U.S.) Holding Inc.; JinkoSolar (U.S.) Inc.; Jinko Solar (U.S.) Manufacturing Inc.; and Jinko Solar (U.S.) Industries Inc. (collectively, “JinkoSolar”) directly and indirectly infringe a First Solar patent through JinkoSolar’s manufacture, import, use, sale, and offering for sale of certain tunnel oxide passivated contact (“TOPCon”) solar products. First Solar alleges that the JinkoSolar TOPCon products contain solar cells manufactured using a method claimed in the patent. First Solar seeks both monetary damages and injunctive relief. On June 27, 2025, JinkoSolar filed an answer to the complaint and counterclaims asserting that the patent-in-suit is not valid and that it is not infringed by JinkoSolar. On July 18, 2025, First Solar filed an answer to the counterclaims.

On April 15, 2025, Mundra Solar PV Limited (“Mundra”) filed suit in the district court of the District of Delaware seeking declaratory judgment that it does not infringe two of First Solar’s patents through its manufacture, import, use, sale, and offering for sale of certain TOPCon solar products.

On May 9, 2025, First Solar filed suit in the district court for the District of Delaware asserting that Canadian Solar Inc.; CSI Solar Co., Ltd.; Canadian Solar Manufacturing (Thailand) Co., Ltd.; Canadian Solar International Limited; Canadian Solar (USA) Inc.; and Canadian Solar US Module Manufacturing Corporation (collectively, “Canadian Solar”) directly and indirectly infringe a First Solar patent through Canadian Solar’s manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. First Solar alleges that the Canadian Solar TOPCon products contain solar cells manufactured using a method claimed in the patent. First Solar seeks both monetary damages and injunctive relief.

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

Although we believe that solar energy will experience widespread adoption in those applications where it competes economically with traditional forms of energy without any incentive programs, in certain markets our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Federal, state, and local governmental bodies in many countries have provided subsidies in the form of feed-in-tariff structures, rebates, tax incentives, and other incentives to end users, distributors, system integrators, and manufacturers of PV solar products. Many of these incentive programs expire, phase down over time, require renewal by the applicable authority, or may be amended. To the extent government incentive programs are reduced earlier than previously expected, are changed retroactively, or are not renewed, such changes have and could negatively impact demand and/or price levels for our solar modules, lead to a reduction in our net sales, and adversely impact our operating results.

Current regulatory policies, or any future changes or threatened changes to such policies, including those changes as a result of the U.S. presidential administration and control of the U.S. Congress, may subject us to significant risks, including the following:

•a reduction or removal of clean energy programs and initiatives and the incentives they provide may diminish the market for future solar energy off-take agreements, slow the retirement of aging fossil fuel plants, including the retirements of coal generation plants, and reduce the ability for solar project developers to compete for off-take agreements, which may reduce PV solar module sales;

•any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, as seen in the accelerated termination of certain clean energy tax credits under the “One Big Beautiful Bill” the U.S. President signed into law on July 4, 2025, could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules;

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

Application of trade laws may also adversely impact, either directly or indirectly, our operating results; for example, by impacting our customers’ project costs, profitability, and their demand for our modules; or by impacting our own costs or disrupting our manufacturing or supply chains, and consequently negatively impacting demand and/or price levels for our solar modules, reducing our net sales, or affecting potential profitability of fulfilling customer contracts. We are therefore potentially subject to various risks, which include the following:

•any tariffs that reduce the profitability of contracts, whereby the cost of tariffs exceeds the amount able to be, or willing to be, absorbed by either us or the customer under the provisions of the contract and may lead to us or the customer cancelling such contract, potentially resulting in the reduction of future revenue, the loss of the contractual right to a termination payment from the customer, and potentially the required return of a previously received customer down payment;

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

In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:

•United States — Reciprocal Tariffs. On April 2, 2025, the U.S. President announced a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, effective April 5, 2025, and additional, higher reciprocal tariffs on specific countries, effective April 9, 2025. On April 9, 2025, the U.S. President paused the additional, higher tariffs on most countries for 90 days. Effective May 14, 2025, the United States entered into an agreement with China to lower the reciprocal tariff rate to 10% for 90 days (i.e., until August 12, 2025). As of April 16, 2025, the 10% “baseline” reciprocal tariff applies to all countries other than Canada, Mexico, and countries listed under “Column 2” of the Harmonized Tariff Schedule of the United States, such as Russia and North Korea. As it pertains to the countries where we manufacture solar modules, the additional, country-specific tariffs would have applied to Vietnam, India, and Malaysia. On July 2, 2025, the U.S. President announced that the United States and Vietnam had reached a preliminary trade agreement, which purportedly places a 20% tariff on all products of Vietnam and a 40% tariff on all “transshipped” goods. On July 7, 2025, the U.S. President paused the additional, higher tariffs on most countries until August 1, 2025, at which time certain revised, final reciprocal tariffs are expected to be effective. If the additional, higher tariffs on imports from these countries go into effect, it would increase the costs of our solar modules manufactured in these countries with respect to our U.S. market. Further, such circumstances may impact our ability to sell certain modules into the United States and therefore may also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results could be adversely impacted if these tariffs are imposed.

•United States — Tariffs on Certain Imported Crystalline Silicon PV Cells and Modules. The United States currently imposes different types of tariffs and/or other trade remedies on certain imported crystalline silicon PV cells and modules from various countries. In February 2022, the previous U.S. President proclaimed a four-year extension of a global safeguard measure imposed pursuant to Section 201 of the Trade Act of 1974 that provides for tariffs on imported crystalline silicon solar modules and a tariff-rate quota on imported crystalline silicon solar cells. Thin film solar cell products, such as our CdTe technology, are specifically excluded from the tariffs. The extension measure’s tariff rate was originally set at 14.75%, with annual reductions of 0.25 percentage points over the remainder of its four-year term. The current rate is 14%. The extension measure also provides an annual tariff-rate quota, whereby tariffs apply to imported crystalline silicon solar cells above the first 5.0 GW of imports. In August 2024, the previous U.S. President increased the tariff-rate quota from 5.0 GW to 12.5 GW.

•United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. In February 2025, the U.S. President announced an additional 10% tariff on all imports from China, which is related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics. This 10% tariff was subsequently doubled to 20% in March 2025 and applies in addition to the 25% tariffs under Section 301 and ordinary customs duties and AD/CVDs. Further, as discussed above, in April 2025, the United States imposed an additional reciprocal tariff on China. Effective May 14, 2025, the United States agreed to lower this additional reciprocal tariff rate to 10% for 90 days (i.e., until August 12, 2025). Our operating results could be adversely impacted if these tariffs were to be terminated or reduced.

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

•United States — Tariffs on Certain Foreign-imported Aluminum and Steel. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 of the Trade Expansion Act of 1962 from 25% to 50%. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

•United States — Potential Tariffs on Processed Critical Minerals and Derivative Products. On April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232 of the Trade Expansion Act of 1962; on July 1, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of polysilicon and its derivatives under the same law. The scope of the investigation includes tellurium and other critical minerals used in solar module manufacturing. In addition, the definition of derivative products covered by the investigation is potentially broad. If this investigation results in the imposition of tariffs or import restrictions on critical minerals and/or derivative products, it could negatively impact demand and/or price levels for our solar modules and limit our growth, lead to a reduction in our net sales, or increase our costs, thereby adversely impacting our operating results.

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

•United States — Antidumping and Countervailing Duties on Certain Traded Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. On April 21, 2025, the USDOC announced final determinations in the AD/CVD investigations. Final AD/CVD rates ranged from de minimis to over 3,400%, depending on the particular foreign producer. On June 9, 2025, the USITC notified USDOC of its final affirmative determinations in the AD/CVD investigations. AD/CVD orders, including the assessment of AD/CVDs and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. The USITC is expected to issue its preliminary determination in September 2025. The USDOC is expected to issue its preliminary countervailing duty determinations in December 2025 and preliminary antidumping duty determinations in February 2026.

•India — Domestic and Foreign Imports. The ALMM was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the MNRE, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. In April 2024, the government of India reimposed the ALMM, thereby requiring solar project developers to procure qualifying modules from companies on the list, which includes our Indian manufacturing facility. Also in April 2024, the ALMM was amended to include specific minimum conversion efficiency thresholds for CdTe solar technologies starting at 18% for solar lighting, 18.5% for rooftop applications, and 19% for utility-scale applications. In December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026. In May 2025, the ALMM was amended to lower the minimum efficiency thresholds for PV modules used in off-grid applications. Our operating results could be adversely impacted if the ALMM requirements are significantly relaxed to allow modules, solar cells, or certain other key module components to be imported from other countries.

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

These examples show that established markets for PV solar development face uncertainties arising from policy, regulatory, and governmental actions. While the expected potential of the markets we are targeting is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, changing government policy and priorities, the imposition or lowering of trade remedies and other trade barriers, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements, and limited available infrastructure. Any negative impacts from changes in policy, regulatory, and governmental actions could negatively affect our business, reduce our net sales, profitability and/or market share, and consequently adversely affect our results of operations, prospects, and financial condition.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Additionally, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. For example, on February 25, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against JinkoSolar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On April 15, 2025, Mundra, whose parent corporation is Adani Green Technology Limited, filed a lawsuit in the United States District Court for the District of Delaware seeking a judgment declaring that it has not infringed two of our U.S. TOPCon patents. Further, on May 9, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against Canadian Solar and its related entities alleging infringement of certain of our U.S. TOPCon patents. We cannot ensure that the outcome of such litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against such litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

We have received and expect to continue to receive certain financial benefits as a result of tax incentives provided by the Inflation Reduction Act of 2022. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. The provisions of the IRA are generally effective for tax years beginning after 2022. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party.

Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For example, in June 2025, December 2024, and December 2023, we entered into various agreements for the sales of Section 45X tax credits generated in 2025, 2024, and 2023, respectively. For further information, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” However, there is no assurance that future sales of tax credits will be available to us on similar or alternative terms or at all. In connection with the sale of Section 45X tax credits, we agree to indemnify the purchasers for certain losses they may suffer, including as a result of any inability to claim all or any portion of the Section 45X tax credits sold, subject to certain exceptions and limitations. If we are required to make an indemnification payment to a purchaser of a tax credit it may have a material impact on our results of operations and financial condition. Furthermore, the current U.S. presidential administration and control of the U.S. Congress present uncertainty as to the continued availability of certain benefits. For example, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, on July 4, 2025, the U.S. President signed H.R.1 into law, commonly referred to as the “One Big Beautiful Bill,” which significantly curtails the availability of clean energy tax credits.

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

Any modifications to the law or its effects arising, for example, through (i) technical guidance and regulations from the IRS and U.S. Treasury Department, including the certain aspects disclosed above, (ii) subsequent amendments to or interpretations of the law by the IRS, the U.S. Treasury Department, or the courts, (iii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, and/or (iv) changes to U.S. government priorities, policies, and/or initiatives as a result of the current U.S. presidential administration and control of the U.S. Congress, could result in changes to the expected and/or actual benefits in the future, which could have a material adverse effect on demand and/or price levels for our solar modules, our net sales, and future expansion plans within the United States, and/or otherwise adversely impact our business, financial condition, and results of operations.

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2025, none of our officers or directors terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Mark R. Widmar	Chief Executive Officer	Adoption	May 13, 2025	October 31, 2025	30,029
Nathan Theurer	Chief Accounting Officer	Adoption	May 15, 2025	May 8, 2026	1,483
Jason Dymbort	General Counsel & Secretary	Adoption	May 20, 2025	April 30, 2026	3,077
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

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on May 9, 2024)
10.1*	Form of Grant Notice for 2025-2027 Executive Performance Equity Plan
10.2
Revolving Credit and Guaranty Agreement, dated as of June 30, 2023, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to First Solar, Inc.’s Form 8-K filed on July 6, 2023)

10.3*
First Amendment to Revolving Credit and Guaranty Agreement, dated as of February 16, 2024, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent

10.4+*
Second Amendment to Revolving Credit and Guaranty Agreement, dated as of May 27, 2025, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent

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
——————————
*    Filed herewith.

+    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. We have agreed to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

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

FIRST SOLAR, INC.

Date: July 31, 2025	By:	/s/ NATHAN THEURER
	Name:	Nathan Theurer
	Title:	Chief Accounting Officer