Form 10-Q
period 2025-09-30
FIRST SOLAR, INC.
filed 2025-10-30
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 24, 2025, 107,308,141 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,594,856	$887,668	$3,536,594	$2,692,258
Cost of sales	984,111	442,357	2,081,596	1,402,055
Gross profit	610,745	445,311	1,454,998	1,290,203
Operating expenses:
Selling, general and administrative	47,324	46,293	153,078	138,680
Research and development	60,592	50,197	167,468	144,876
Production start-up	36,734	26,822	85,506	69,681
Litigation loss	—	—	—	430
Total operating expenses	144,650	123,312	406,052	353,667
Gain on sales of businesses, net	—	—	—	1,115
Operating income	466,095	321,999	1,048,946	937,651
Foreign currency loss, net	(8,903)	(5,158)	(30,224)	(17,665)
Interest income	23,308	22,580	54,273	74,424
Interest expense, net	(14,121)	(9,008)	(32,830)	(27,983)
Other expense, net	(6,034)	(3,071)	(10,594)	(6,435)
Income before taxes	460,345	327,342	1,029,571	959,992
Income tax expense	(4,402)	(14,386)	(22,225)	(61,064)
Net income	$455,943	$312,956	$1,007,346	$898,928

Net income per share:
Basic	$4.25	$2.92	$9.40	$8.40
Diluted	$4.24	$2.91	$9.37	$8.36
Weighted-average number of shares used in per share calculations:
Basic	107,264	107,049	107,211	107,015
Diluted	107,538	107,562	107,492	107,514

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$455,943	$312,956	$1,007,346	$898,928
Other comprehensive income (loss):
Foreign currency translation adjustments	3,493	9,775	20,248	(1,702)
Unrealized gain on marketable securities and restricted marketable securities, net of tax of $(65), $(464), $(487), and $(321)	2,541	9,683	8,649	6,483
Unrealized (loss) gain on derivative instruments, net of tax of $0, $0, $(87), and $(131)	—	(1)	279	490
Other comprehensive income	6,034	19,457	29,176	5,271
Comprehensive income	$461,977	$332,413	$1,036,522	$904,199

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,992,173	$1,621,376
Marketable securities	47,747	171,583
Accounts receivable trade, net	1,442,044	1,261,049
Government grants receivable, net	684,118	403,759
Inventories	1,100,850	1,084,384
Other current assets	634,836	546,882
Total current assets	5,901,768	5,089,033
Property, plant and equipment, net	5,759,806	5,413,683
Deferred tax assets, net	183,646	208,808
Restricted marketable securities	215,526	199,136
Government grants receivable	296,238	157,570
Goodwill	30,682	28,335
Intangible assets, net	51,262	54,654
Inventories	254,541	275,372
Other assets	765,840	697,770
Total assets	$13,459,309	$12,124,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284,542	$482,190
Income taxes payable	78,773	77,363
Accrued expenses	587,679	508,581
Current portion of debt	272,396	236,424
Deferred revenue	1,554,707	712,000
Other current liabilities	311,757	60,884
Total current liabilities	3,089,854	2,077,442
Accrued solar module collection and recycling liability	145,073	134,394
Long-term debt	282,565	373,354
Deferred revenue	663,058	1,327,825
Other liabilities	263,447	233,769
Total liabilities	4,443,997	4,146,784
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,307,994 and 107,060,281 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	107	107
Additional paid-in capital	2,899,631	2,898,418
Accumulated earnings	6,270,456	5,263,110
Accumulated other comprehensive loss	(154,882)	(184,058)
Total stockholders’ equity	9,015,312	7,977,577
Total liabilities and stockholders’ equity	$13,459,309	$12,124,361

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	107,247	$107	$2,892,426	$5,814,513	$(160,916)	$8,546,130
Net income	—	—	—	455,943	—	455,943
Other comprehensive income	—	—	—	—	6,034	6,034
Common stock issued for share-based compensation	61	—	—	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(43)	—	—	(43)
Share-based compensation expense	—	—	7,248	—	—	7,248
Balance at September 30, 2025	107,308	$107	$2,899,631	$6,270,456	$(154,882)	$9,015,312

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	107,046	$107	$2,886,569	$4,557,038	$(188,317)	$7,255,397
Net income	—	—	—	312,956	—	312,956
Other comprehensive income	—	—	—	—	19,457	19,457
Common stock issued for share-based compensation	16	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(4)	—	(996)	—	—	(996)
Share-based compensation expense	—	—	6,834	—	—	6,834
Balance at September 30, 2024	107,058	$107	$2,892,407	$4,869,994	$(168,860)	$7,593,648

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	107,060	$107	$2,898,418	$5,263,110	$(184,058)	$7,977,577
Net income	—	—	—	1,007,346	—	1,007,346
Other comprehensive income	—	—	—	—	29,176	29,176
Common stock issued for share-based compensation	348	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(100)	—	(15,479)	—	—	(15,479)
Share-based compensation expense	—	—	16,692	—	—	16,692
Balance at September 30, 2025	107,308	$107	$2,899,631	$6,270,456	$(154,882)	$9,015,312

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	106,847	$107	$2,890,427	$3,971,066	$(174,131)	$6,687,469
Net income	—	—	—	898,928	—	898,928
Other comprehensive income	—	—	—	—	5,271	5,271
Common stock issued for share-based compensation	338	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(127)	—	(20,144)	—	—	(20,144)
Share-based compensation expense	—	—	22,124	—	—	22,124
Balance at September 30, 2024	107,058	$107	$2,892,407	$4,869,994	$(168,860)	$7,593,648

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,007,346	$898,928
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	388,585	299,079
Share-based compensation	16,713	21,987
Deferred income taxes	26,477	(85,343)
Gain on sales of businesses, net	—	(1,115)
Other, net	28,218	3,238
Changes in operating assets and liabilities:
Accounts receivable, trade	(196,967)	(68,823)
Inventories	(679)	(434,375)
Government grants receivable	(442,010)	(59,181)
Other assets	(150,159)	(183,127)
Income tax receivable and payable	(44,684)	35,708
Accounts payable and accrued expenses	(164,194)	(8,953)
Deferred revenue	262,877	(13,159)
Other liabilities	83,689	2,139
Net cash provided by operating activities	815,212	407,003
Cash flows from investing activities:
Purchases of property, plant and equipment	(698,148)	(1,212,537)
Purchases of marketable securities and restricted marketable securities	(1,307,656)	(2,014,764)
Proceeds from sales and maturities of marketable securities	1,424,918	1,897,997
Other investing activities	2,952	(12,617)
Net cash used in investing activities	(577,934)	(1,341,921)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	309,047	227,654
Repayment of debt	(357,515)	(205,821)
Proceeds from other borrowings	487,323	—
Repayment of other borrowings	(298,407)	—
Payments of tax withholdings for restricted shares	(15,479)	(20,144)
Contingent consideration payment and other financing activities	(527)	(7,568)
Net cash provided by (used in) financing activities	124,442	(5,879)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	2,021	(2,805)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	363,741	(943,602)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,638,223	1,965,069
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$2,001,964	$1,021,467
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$222,115	$264,480
Proceeds to be received from asset-based government grants	$149,775	$159,490
Acquisitions funded by contingent consideration	$3,600	$11,000

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other period. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$1,916,158	$1,094,796
Money market funds	76,015	526,580
Total cash and cash equivalents	1,992,173	1,621,376
Marketable securities:
Time deposits	38,554	162,836
U.S. debt	9,193	8,747
Total marketable securities	47,747	171,583
Total cash, cash equivalents, and marketable securities	$2,039,920	$1,792,959

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	September 30, 2025	December 31, 2024
Cash and cash equivalents	Cash and cash equivalents	$1,992,173	$1,621,376
Restricted cash – current	Other current assets	—	8,262
Restricted cash – noncurrent	Other assets	3,615	3,613
Restricted cash equivalents – noncurrent	Other assets	6,176	4,972
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$2,001,964	$1,638,223

During the nine months ended September 30, 2024, we sold marketable securities for proceeds of $67.5 million and realized a gain of less than $0.1 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities. The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$38,554	$—	$—	$38,554
U.S. debt	10,000	—	807	9,193
Total	$48,554	$—	$807	$47,747

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$162,836	$—	$—	$162,836
U.S. debt	10,000	—	1,253	8,747
Total	$172,836	$—	$1,253	$171,583

The contractual maturities of our marketable securities as of September 30, 2025 were as follows (in thousands):

Fair Value
Within one year	$43,476
After one year through five years	—
After five years through ten years	4,271
Total	$47,747

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
U.S. debt	$114,463	$109,155
Foreign government obligations	53,937	49,024
Supranational debt	28,278	22,809
U.S. government obligations	18,848	18,148
Total restricted marketable securities	$215,526	$199,136

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Manufacturing GmbH are grantors. As of September 30, 2025 and December 31, 2024, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $6.2 million and $5.0 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the nine months ended September 30, 2025 and September 30, 2024, we purchased $5.0 million and $7.9 million of restricted marketable securities, respectively, as part of our ongoing management of the custodial accounts.

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities. The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$143,259	$—	$28,796	$114,463
Foreign government obligations	66,932	—	12,995	53,937
Supranational debt	30,178	42	1,942	28,278
U.S. government obligations	24,296	—	5,448	18,848
Total	$264,665	$42	$49,181	$215,526

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$144,652	$—	$35,497	$109,155
Foreign government obligations	62,595	—	13,571	49,024
Supranational debt	25,351	—	2,542	22,809
U.S. government obligations	24,368	—	6,220	18,148
Total	$256,966	$—	$57,830	$199,136

As of September 30, 2025, the contractual maturities of these securities were between 5 years and 14 years, and restricted marketable securities with unrealized losses had generally been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase, and, based on the underlying credit quality of the investments, we expect to hold such securities until we recover our cost basis.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable trade, gross	$1,453,445	$1,262,353
Allowance for credit losses	(11,401)	(1,304)
Accounts receivable trade, net	$1,442,044	$1,261,049

During 2024, we entered into various revolving factoring arrangements to sell certain trade receivables to unrelated financial institutions. Transfers under these arrangements, which retained servicing but were without recourse, qualified as true sales under Accounting Standards Codification (“ASC”) 860, and we derecognized the sold receivables when control transferred to the financial institutions. We factored $245.7 million and $126.0 million under these arrangements and recorded $5.3 million and $1.9 million of discounts on factored receivables in “Selling, general and administrative” expense during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. The trade receivables sold that remained outstanding as of September 30, 2025 and December 31, 2024 were $156.8 million and $126.0 million, respectively. Proceeds from the sale of receivables are classified as operating activities in our condensed consolidated statements of cash flows.

Inventories

Inventories consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$435,204	$489,524
Work in process	119,615	115,696
Finished goods	800,572	754,536
Inventories	$1,355,391	$1,359,756
Inventories – current	$1,100,850	$1,084,384
Inventories – noncurrent	$254,541	$275,372

Other current assets

Other current assets consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Spare maintenance materials and parts	$265,165	$214,189
Indirect tax receivables	104,743	122,131
Prepaid expenses	86,043	75,250
Operating supplies	61,170	49,906
Prepaid income taxes	29,694	6,408
Insurance receivable for accrued litigation (1)	21,800	21,800
Derivative instruments (2)	16,719	13,452
Restricted cash	—	8,262
Other	49,502	35,484
Other current assets	$634,836	$546,882
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Land	$39,562	$38,879
Buildings and improvements	1,950,026	1,584,981
Machinery and equipment	5,431,858	4,800,545
Office equipment and furniture	161,441	181,647
Leasehold improvements	40,759	40,300
Construction in progress	562,288	858,538
Property, plant and equipment, gross	8,185,934	7,504,890
Accumulated depreciation	(2,426,128)	(2,091,207)
Property, plant and equipment, net	$5,759,806	$5,413,683

We evaluate our property, plant, and equipment for impairment under a held-and-used impairment model whenever events or changes in business circumstances arise that may indicate that the carrying amount of the assets may not be recoverable. Such events and changes include, among other things, significant changes in the manner of use of the assets, expectations that the assets may be sold or otherwise disposed of before the end of their useful lives, and the expected operational status of our international manufacturing facilities. As of September 30, 2025, the recoverability of our property, plant, and equipment was based on certain expectations regarding the ongoing operation of our international manufacturing facilities. However, it is reasonably possible that the operational status of one or more of our international facilities may be adversely affected by geopolitical developments, including trade policies or tariffs, which may result in future decisions to reduce, pause, or cease operations at these facilities. Such decisions may result in certain property, plant, and equipment being sold or otherwise disposed of before the end of their previously estimated useful lives, which, in turn, could result in a decrease in the value, and possible impairment, of this property, plant, and equipment. Accordingly, any such changes to the operational status of our international manufacturing facilities could be material to our condensed consolidated financial statements and have a significant adverse effect on our results of operations.

Depreciation of property, plant and equipment was $130.9 million and $375.3 million for the three and nine months ended September 30, 2025, respectively, and $107.1 million and $287.2 million for the three and nine months ended September 30, 2024, respectively.

Other assets

Other assets consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Advance payments for raw materials	$334,796	$249,218
Lease assets (1)	184,689	143,545
Income tax receivables	110,067	87,025
Project assets	26,873	25,455
Prepaid expenses	18,811	34,250
Accounts receivable, trade	16,000	94,373
Restricted cash equivalents	6,176	4,972
Restricted cash	3,615	3,613
Other (2)	64,813	55,319
Other assets	$765,840	$697,770
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)During 2023, we entered into a power purchase agreement with Cleantech Solar (“Cleantech”), a leading provider of renewable energy solutions in India and Southeast Asia, and Cleantech committed to construct certain photovoltaic (“PV”) solar and wind power-generating assets to supply electricity to our manufacturing facility in India.

During 2024, we purchased ownership interests in two subsidiaries of Cleantech for $7.9 million. These subsidiaries own certain of the power-generating assets that supply electricity to our facility, and we account for our investments in these subsidiaries using the equity method.

During the three and nine months ended September 30, 2025, we purchased $1.3 million and $2.5 million of electricity, respectively, from these subsidiaries. During the nine months ended September 30, 2024, we recognized $27.3 million of revenue from module sales to these subsidiaries.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accrued property, plant and equipment	$170,850	$136,176
Accrued freight	76,776	95,940
Accrued inventory	74,198	64,866
Product warranty liability (1)	73,427	62,139
Accrued compensation and benefits	50,191	30,612
Accrued other taxes	43,950	41,178
Other	98,287	77,670
Accrued expenses	$587,679	$508,581
——————————
(1)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties.

Other current liabilities

Other current liabilities consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Secured borrowings (1)	$193,836	$—
Accrued litigation (2)	21,800	21,800
Lease liabilities (3)	18,597	13,281
Derivative instruments (4)	1,689	18,619
Other	75,835	7,184
Other current liabilities	$311,757	$60,884
——————————
(1)During the nine months ended September 30, 2025, we transferred $492.8 million of trade receivables to a financial institution under a factoring arrangement with recourse, while retaining servicing responsibilities. Transfers under this arrangement do not meet the criteria for a sale of receivables and are therefore accounted for as secured borrowings.

As of September 30, 2025, transferred trade receivables of $194.4 million remained on our condensed consolidated balance sheets within “Accounts receivable trade, net,” and a corresponding liability was recorded under “Other current liabilities.” We record discounts on receivables factored with recourse as interest expense over the term of the respective receivables. Accordingly, during the three and nine months ended September 30, 2025, we recorded $4.7 million and $4.9 million, respectively, of interest expense associated with these arrangements.

(2)See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(3)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(4)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Lease liabilities (1)	$124,521	$95,743
Deferred tax liabilities, net	56,289	54,696
Other taxes payable	49,584	49,256
Product warranty liability (2)	16,115	14,296
Contingent consideration (2)	3,600	6,500
Other	13,338	13,278
Other liabilities	$263,447	$233,769
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

The following table presents the benefits recognized from asset-based government grants, net of depreciation and amortization, in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

Balance Sheet Line Item	September 30, 2025	December 31, 2024
Property, plant and equipment, net	$137,040	$150,375
Other assets	5,266	5,625

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our manufacturing facility in the state. Among other things, such incentives provide a 24% subsidy for eligible capital expenditures, contingent upon meeting certain minimum investment and employment commitments. We expect to receive the subsidy in six annual installments following the completion of the associated application and review process, which commenced earlier this year. Such incentives are reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” which classification reflects the expected timing of cash receipts.

The following table presents the benefits recognized from income-based government grants in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Line Item	2025	2024	2025	2024
Cost of sales	$396,311	$266,501	$1,075,172	$719,508
Selling, general and administrative	13	—	61	—
Research and development	44	—	2,235	4,000
Production start-up	—	484	—	484

In August 2022, the previous U.S. President signed into law the Inflation Reduction Act of 2022 (“IRA”). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” which classification reflects the expected timing of cash receipts.

In December 2024, we entered into two agreements for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and received the remaining cash proceeds of $202.6 million in February 2025.

In June 2025, we entered into an agreement for the sale of $311.9 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $296.3 million. We received the full cash proceeds in June 2025.

In July 2025, we entered into an agreement for the sale of up to $391.0 million of Section 45X tax credits we expect to generate during 2025 for aggregate cash proceeds of up to $372.8 million. We received initial cash proceeds of $123.5 million and $124.2 million in July and October 2025, respectively, and we expect to receive the remaining cash proceeds in the fourth quarter of 2025.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$16,719	$1,689
Total derivative instruments	$16,719	$1,689

	December 31, 2024
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$35
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	13,452	18,584
Total derivative instruments	$13,452	$18,619

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive income (loss) and our condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2024	$(366)
Amount reclassified to cost of sales	366
Balance as of September 30, 2025	$—

Balance as of December 31, 2023	$(1,493)
Amounts recognized in other comprehensive income (loss)	(1,094)
Amount reclassified to cost of sales	1,715
Balance as of September 30, 2024	$(872)

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Amount of Gain (Loss) Recognized in Income Statement
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2025	2024	2025	2024
Foreign exchange forward contracts	Foreign currency loss, net	$20,717	$12,759	$25,295	$(3,049)

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

As of September 30, 2025 and December 31, 2024, the U.S. Dollar equivalent notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were $542.9 million and $603.4 million, respectively, including contracts in Indian Rupee, Euro, and Malaysian Ringgit, among other currencies.

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

These commodity swap contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We reported unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassified applicable amounts into earnings when the hedged transactions occurred and impacted earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2024. As of September 30, 2025, we had no outstanding cash flow hedges.

7. Leases

Our lease arrangements include our corporate and administrative offices, certain warehouses, certain land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and nine months ended September 30, 2025 and 2024, and as of September 30, 2025 and December 31, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$437	$281	$1,238	$517
Interest on lease liabilities	552	426	1,620	910
Operating lease cost	5,653	3,749	13,966	10,198
Variable lease cost	1,007	776	2,724	2,208
Short-term lease cost	205	208	640	686
Total lease cost	$7,854	$5,440	$20,188	$14,519

Cash paid for amounts included in the measurement of:
Operating lease liabilities			$12,441	$10,074
Finance lease liabilities			1,481	264
Lease assets obtained in exchange for:
Operating lease liabilities			$49,509	$41,772
Finance lease liabilities			4,583	13,243

	September 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$152,512	$32,177	$114,283	$29,262
Lease liabilities – current	16,071	2,526	11,799	1,482
Lease liabilities – noncurrent	91,798	32,723	66,211	29,532

Weighted-average remaining lease term	12 years	25 years	9 years	28 years
Weighted-average discount rate	5.6%	6.5%	5.5%	6.6%

As of September 30, 2025, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$4,915	$658
2026	19,372	3,329
2027	12,302	3,370
2028	11,753	3,421
2029	10,035	3,496
2030	8,384	3,528
Thereafter	85,598	54,543
Total future payments	152,359	72,345
Less: interest	(44,490)	(37,096)
Total lease liabilities	$107,869	$35,249

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At September 30, 2025 and December 31, 2024, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At September 30, 2025 and December 31, 2024, our marketable securities consisted of time deposits and U.S. debt, and our restricted marketable securities consisted of U.S. debt, foreign and U.S. government obligations, and supranational debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At September 30, 2025 and December 31, 2024, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

•Contingent Consideration. At September 30, 2025 and December 31, 2024, our contingent consideration consisted of balances associated with a prior business acquisition. We project future cash outflows associated with certain payout outcomes and discount the amounts to a present value using significant unobservable inputs, including various probabilities and assumptions regarding the timing, nature, and extent of technical milestones achieved. We classify the valuation technique that uses these inputs as Level 3.

At September 30, 2025 and December 31, 2024, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$76,015	$76,015	$—	$—
Restricted cash equivalents:
Money market funds	6,176	6,176	—	—
Marketable securities:
Time deposits	38,554	38,554	—	—
U.S. debt	9,193	—	9,193	—
Restricted marketable securities	215,526	—	215,526	—
Derivative assets	16,719	—	16,719	—
Total assets	$362,183	$120,745	$241,438	$—
Liabilities:
Derivative liabilities	$1,689	$—	$1,689	$—
Contingent consideration	3,600	—	—	3,600
Total liabilities	$5,289	$—	$1,689	$3,600

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$526,580	$526,580	$—	$—
Restricted cash equivalents:
Money market funds	4,972	4,972	—	—
Marketable securities:
Time deposits	162,836	162,836	—	—
U.S. debt	8,747	—	8,747	—
Restricted marketable securities	199,136	—	199,136	—
Derivative assets	13,452	—	13,452	—
Total assets	$915,723	$694,388	$221,335	$—
Liabilities:
Derivative liabilities	$18,619	$—	$18,619	$—
Contingent consideration	6,500	—	—	6,500
Total liabilities	$25,119	$—	$18,619	$6,500

Fair Value of Financial Instruments

At September 30, 2025 and December 31, 2024, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable – noncurrent	$296,238	$272,816	$157,570	$123,743
Liabilities:
Long-term debt, including current maturities (1)	$373,651	$359,456	$464,550	$441,016
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

9. Debt

Our debt arrangements consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

		Balance (USD)
Loan Agreement	Currency	September 30, 2025	December 31, 2024
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	373,651	464,550
India HSBC Working Capital Facility	INR	71,611	69,097
India Citibank Working Capital Facility	INR	54,695	48,017
India JPM Working Capital Facility	INR	30,449	28,490
India Credit Agricole Working Capital Facility	INR	24,810	—
Total debt principal		555,216	610,154
Less: unamortized issuance costs		(255)	(376)
Total debt		554,961	609,778
Less: current portion		(272,396)	(236,424)
Noncurrent portion		$282,565	$373,354

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

As of September 30, 2025 and December 31, 2024, we had no outstanding debt or letters of credit under our Revolving Credit Facility.

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

India Credit Agricole Working Capital Facility

In August 2022, FSISV entered into a working capital facility agreement (the “India Credit Agricole Working Capital Facility”) with Credit Agricole Corporate and Investment Bank, for the issuance of letters of credit, bank guarantees, and overdrafts. In 2024, the India Credit Agricole Working Capital Facility was amended to include certain working capital loans, and during 2025, the facility limit was increased to INR 8.5 billion ($95.9 million). The outstanding balance matures in the fourth quarter of 2025. The India Credit Agricole Working Capital Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. During 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($70.2 million). The outstanding balance matures in the fourth quarter of 2025 and the second quarter of 2026. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($92.5 million). The outstanding balance matures in the fourth quarter of 2025 and the first quarter of 2026. The India HSBC Working Capital Facility is guaranteed by First Solar, Inc.

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A. In January 2025, the India Citibank Working Capital Facility was amended to provide certain working capital loans of up to INR 6.4 billion ($72.2 million). The outstanding balance matures in the fourth quarter of 2025. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

10. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of September 30, 2025, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	235.4	123.9
Surety bonds	130.5	137.3
——————————
(1)Our Revolving Credit Facility provides us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

(2)Of the total letters of credit issued under the bilateral facilities, $1.6 million was secured with cash.

Product Warranties

When we recognize revenue for sales of modules, we accrue liabilities for the estimated future costs of meeting our limited warranty obligations. We estimate our limited product warranty liability for power output and defects in materials and workmanship under normal use and service conditions based on return rates for each series of module technology and other factors. We make and revise these estimates based primarily on the number of solar modules under warranty installed at customer locations, our historical experience with and projections of warranty claims, and our estimated per-module replacement costs. We also monitor our expected future module performance through certain quality and reliability testing and actual performance in certain field installation sites. From time to time, we have taken remediation actions with respect to affected modules beyond our limited warranties and may elect to do so in the future, in which case we would incur additional costs. Such potential voluntary future remediation actions beyond our limited warranty obligations may be material to our condensed consolidated statements of operations if we commit to any such remediation actions.

Product warranty activities during the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product warranty liability, beginning of period	$75,828	$23,695	$76,435	$25,491
Accruals for new warranties issued	4,341	1,413	10,320	4,463
Settlements	(3,877)	(4,578)	(10,449)	(9,922)
Changes in estimate of product warranty liability	13,250	50,155	13,236	50,653
Product warranty liability, end of period	$89,542	$70,685	$89,542	$70,685
Current portion of warranty liability	$73,427	$54,245	$73,427	$54,245
Noncurrent portion of warranty liability	$16,115	$16,440	$16,115	$16,440

During the year ended December 31, 2024, we identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. Subsequently, we identified the causes of these issues and compiled and evaluated data on the expected impact such issues may have on performance, including collecting samples of module performance data from several locations. During the nine months ended September 30, 2025, we settled certain of our obligations related to these issues and continued to engage in settlement discussions with various additional customers. Based on such settlement experience, the estimated number of affected modules, and projections of probable costs to remediate the issues, we believe a reasonable estimate of potential future losses will range from approximately $50 million to $90 million. Within that range, we recorded a specific warranty liability of $65 million as of September 30, 2025, which represents our best estimate of expected future losses related to the identified manufacturing issues. The ultimate loss we will incur will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any potential additional commitments we may make to remediate the affected modules. As additional information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of December 31, 2024, we accrued $2.5 million of indemnification liabilities. As of September 30, 2025, we had no accrual for indemnification liabilities. Our potential future payments under these indemnifications primarily relate to legislative changes that may adversely affect an entity’s ability to benefit from previously transferred Section 45X tax credits.

Contingent Consideration

As part of a business acquisition in May 2023, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. During the nine months ended September 30, 2025, we reduced the associated long-term contingent consideration liability to $3.6 million, based on certain revisions to the probability and timing of achieving the remaining milestones. Changes in the fair value of the contingent consideration arrangement are classified within “Research and development” expense in our condensed consolidated statements of operations. As of December 31, 2024, we recorded $6.5 million of long-term liabilities for such contingent obligation, which was based on its estimated fair value at that time.

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

Our module collection and recycling liability was $145.1 million and $134.4 million as of September 30, 2025 and December 31, 2024, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Plaintiff”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. After a series of stays of the proceedings, the last of which was lifted on July 14, 2025, the parties have begun responding to their respective discovery demands. Each party has submitted its claim construction filings with the court, and a claim construction hearing is not anticipated before early 2026. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of September 30, 2025, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of September 30, 2025. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023. As a result, the $21.8 million award has been vacated, and a new trial is expected to be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. We filed our initial briefs with the court on December 20, 2024. The plaintiff submitted its briefs on April 23, 2025. We filed our reply briefings on August 6, 2025.

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

11. Revenue from Contracts with Customers

We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. Our customer contracts generally contain provisions that (i) require us to pay the customer liquidated damages if we fail to deliver modules by scheduled dates or if we fail to deliver modules that meet certain U.S. domestic content requirements and (ii) entitle us to a termination payment if the customer defaults on its contractual obligations and the contract is terminated. For sales of modules imported into the United States, our customer contracts generally include provisions that are intended to mitigate the adverse impact from changes in trade policy, such as tariffs. If a contract is terminated on the basis of these trade policy provisions, such contract would effectively be canceled without liability to either party, resulting in a corresponding reduction in future sales of solar modules related to such contract and the return of any customer deposit under the contract, if applicable.

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the nine months ended September 30, 2025 (in thousands):

	September 30, 2025	December 31, 2024	Nine Month Change
Deferred revenue	$2,217,765	$2,039,825	$177,940	9%

During the nine months ended September 30, 2025, our contract liabilities increased by $177.9 million primarily due to (i) advance payments received in the current period for future sales of solar modules, partially offset by (ii) the recognition of revenue for sales of solar modules for which payment was received in prior years, (iii) the recognition of revenue of $121 million associated with certain customer contract terminations, (iv) the reversal of a $63 million advance payment previously accrued due to our deferral of a customer’s invoice due date, and (v) the restructuring of payment terms with a customer that resulted in the return of $50 million of previously received advance payments in exchange for a letter or credit. During the nine months ended September 30, 2025 and 2024, we recognized revenue of $309.5 million and $284.0 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

During the three months ended September 30, 2025, we terminated various master supply agreements with a major oil and gas customer due to the customer’s failure to cure several breaches of its contractual obligations. These terminations triggered certain contractual termination payment provisions, of which we recognized $61.0 million as revenue for the advance payments previously received from the customer. These terminations reduced our contracted backlog of solar modules by 6.6 GW at an aggregate transaction price of $1.9 billion.

As of September 30, 2025, we had entered into contracts with customers for the future sale of 53.7 GW of solar modules for an aggregate transaction price of $16.4 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes, (ii) sales freight in excess of defined thresholds, (iii) changes to certain commodity prices, (iv) the module wattage committed for delivery, (v) the volume of modules sold that meet certain U.S. domestic content requirements, and (vi) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is canceled. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

12. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$835	$505	$2,141	$2,920
Selling, general and administrative	5,400	5,610	12,100	16,484
Research and development	1,084	677	2,471	2,603
Production start-up	—	4	1	(20)
Total share-based compensation expense	$7,319	$6,796	$16,713	$21,987

As of September 30, 2025, we had $28.3 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.3 years.

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

13. Income Taxes

In July 2025, the U.S. President signed the budget reconciliation legislation (House of Representatives 1, or “H.R.1”) into law, commonly referred to as the “One Big Beautiful Bill.” H.R.1 includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. H.R.1 has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of H.R.1 did not result in a material impact to our condensed consolidated financial statements.

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

Our effective tax rate was 2.2% and 6.4% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in our effective tax rate was primarily driven by the relative amounts of advanced manufacturing production credits earned in each period, partially offset by lower relative amounts of income earned in foreign jurisdictions with lower tax rates. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law associated with the IRA.

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a full exemption from Malaysian income tax, is conditional upon our continued compliance with certain employment and investment thresholds. We are currently in compliance with such thresholds.

Our Vietnamese subsidiary has been granted a long-term tax incentive that generally provides a full exemption from Vietnamese income tax through 2023, followed by reduced tax rates of 5% through 2032 and 10% through 2036. Such long-term tax incentive is conditional upon our continued compliance with certain revenue and research and development (“R&D”) spending thresholds. We are currently in compliance with such thresholds.

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Chile, the United States, and the States of Tennessee and Texas. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

14. Net Income per Share

The calculation of basic and diluted net income per share for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income per share
Numerator:
Net income	$455,943	$312,956	$1,007,346	$898,928
Denominator:
Weighted-average common shares outstanding	107,264	107,049	107,211	107,015

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,264	107,049	107,211	107,015
Effect of restricted stock and performance units	274	513	281	499
Weighted-average shares used in computing diluted net income per share	107,538	107,562	107,492	107,514

Net income per share:
Basic	$4.25	$2.92	$9.40	$8.40
Diluted	$4.24	$2.91	$9.37	$8.36

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2025 and 2024 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive shares	1	—	1	—

15. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2025 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Instruments	Total
Balance as of December 31, 2024	$(127,296)	$(56,483)	$(279)	$(184,058)
Other comprehensive income before reclassifications	18,060	9,136	—	27,196
Amounts reclassified from accumulated other comprehensive loss	2,188	—	366	2,554
Net tax effect	—	(487)	(87)	(574)
Net other comprehensive income	20,248	8,649	279	29,176
Balance as of September 30, 2025	$(107,048)	$(47,834)	$—	$(154,882)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Foreign currency translation adjustment	Other expense, net	$(1,865)	$(516)	$(2,188)	$(516)
Unrealized gain on marketable securities	Other expense, net	—	—	—	11
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	—	(220)	(366)	(1,715)
Total loss reclassified		$(1,865)	$(736)	$(2,554)	$(2,220)

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
•the loss of any of our large customers, or the inability of our customers and counterparties to perform under their contracts with us, including through terminations by customers of any contract in part or in full;
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
•our continued investments in R&D;
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
•supply chain disruptions;
•our ability to avoid manufacturing interruptions, including during the ramp of new manufacturing facilities;
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

Executive Overview

We are America’s leading PV solar technology and manufacturing company. The only U.S.-headquartered company among the world’s largest solar manufacturers, First Solar is focused on competitively and reliably enabling power generation needs with our advanced, thin film PV technology. Developed at R&D labs in California and Ohio, our technology represents the next generation of solar power generation, providing a competitive, high-performance, and responsibly produced alternative to conventional crystalline silicon PV solar modules. Our PV solar modules are produced using a fully integrated, continuous process that does not rely on Chinese crystalline silicon supply chains.

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. We recently commenced operations at our fourth and fifth manufacturing facilities in the United States and completed the expansion of our manufacturing footprint at our existing facilities in Ohio. Our global footprint spans the United States, India, Malaysia, and Vietnam.

Certain of our financial results and other key operational developments for the three months ended September 30, 2025 include the following:

•Net sales for the three months ended September 30, 2025 increased by 79.7% to $1.6 billion compared to $0.9 billion for the same period in 2024. The increase was primarily due to a 79.1% increase in the volume of modules sold to third parties and the prior period reduction in revenue related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024.

•During the three months ended September 30, 2025, we terminated various master supply agreements with a major oil and gas customer due to the customer’s failure to cure several breaches of its contractual obligations. These terminations triggered certain contractual termination payment provisions amounting to $384.6 million, of which we recognized $61.0 million as revenue for the advance payments previously received from the customer. In September 2025, we filed a complaint with the Supreme Court of the State of New York seeking relief and demanding payment from the customer for the remaining termination payments along with certain other receivables for solar modules previously delivered to the customer.

•Gross profit as a percentage of net sales for the three months ended September 30, 2025 decreased 11.9 percentage points to 38.3% from 50.2% for the same period in 2024. The decrease was primarily due to higher logistics, detention, and demurrage charges; a lower sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC; and, as a percentage of net sales, lower relative revenue associated with certain customer contract terminations; partially offset by the prior period reduction in revenue related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024.

•During the three months ended September 30, 2025, we commenced production of Series 7 modules at our new manufacturing facility in Louisiana, bringing our total installed nameplate production capacity across all our facilities to approximately 23.5 GW. During the three months ended September 30, 2025, we produced 3.6 GW and sold 5.3 GW of solar modules.

•In July 2025, we entered into an agreement for the sale of up to $391.0 million of Section 45X tax credits we expect to generate during 2025 for aggregate cash proceeds of up to $372.8 million. We received initial cash proceeds of $123.5 million and $124.2 million in July and October 2025, respectively, and we expect to receive the remaining cash proceeds in the fourth quarter of 2025.

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

Supply and Demand

As a result of the market opportunities described above, we recently commenced operations at our fourth and fifth manufacturing facilities in the United States and completed the expansion of our manufacturing footprint at our existing facilities in Ohio. We believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States and India, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. Notwithstanding these considerations, utility and corporate demand for energy and overall electric load growth, especially as a result of artificial intelligence-driven data center demand, continue to increase. Further, even on an unsubsidized basis, utility-scale PV solar is cost competitive with conventional forms of energy generation, including natural gas and nuclear, and is significantly faster to deploy than a five-year natural gas project development timeline or a much longer nuclear project timeline.

Internationally, given the combination of (i) a European market captured by Chinese solar modules, where pricing is at levels near or below manufacturing costs, (ii) an Indian market effectively closed to Southeast Asian products, (iii) a general supply and demand imbalance for Southeast Asian products, and (iv) certain tariffs on modules imported into the United States, we have reduced production of Series 6 modules at our international manufacturing facilities.

In light of these market realities, we continue to advocate for industrial policies that provide a level playing field for domestic manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our advanced module technology, our manufacturing process and distributed manufacturing presence, our localized supply chain, our R&D capabilities, our commitment to responsible solar, and our financial stability.

Pricing Competition

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for module manufacturers and project developers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Module average selling prices in many global markets have declined. However, recent module pricing in the United States, our primary market, has remained relatively stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA and tariffs on modules imported into the United States.

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

Energy Performance

In many climates, our solar modules provide certain energy production advantages relative to competing crystalline silicon solar modules. As a result, our solar modules can produce more energy in real-world operating conditions than conventional crystalline silicon modules with the same nameplate capacity. Additionally, we generally warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor that is generally between 0.3% and 0.5%, depending on the module series, every year thereafter throughout the limited power output warranty period of up to 30 years.

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

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in our key markets. In addressing electricity demands, we are focused on providing utility-scale module offerings in markets that we believe have a significant need for mass-scale PV solar electricity, including markets primarily in the United States and India. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation.

Demand for our PV solar modules depends, in part, on certain factors outside our control. For example, many governments have proposed or enacted policies or incentive programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or incentive programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government incentive programs include the following:

•United States. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. However, the current U.S. presidential administration and control of the U.S. Congress present uncertainty as to the continued availability of certain benefits. For example, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, on July 4, 2025, the U.S. President signed H.R.1 into law, commonly referred to as the “One Big Beautiful Bill,” which significantly curtails the availability of certain energy tax credits. H.R.1 includes accelerating the termination of the clean electricity Investment Tax Credit (“ITC”) and Production Tax Credit (“PTC”) in relation to solar and restricting tax credits if a taxpayer employs certain products and components produced by a supplier with ties to a foreign entity of concern (“FEOC”). H.R.1 also severely limits Section 45X tax credit eligibility for products manufactured by, or with material assistance from, a FEOC.

•India. In March 2023, the government of India allocated financial incentives under the Production Linked Incentive (“PLI”) scheme to certain PV module manufacturers, including First Solar. The PLI scheme is expected to provide aggregate funding of INR 185 billion ($2.1 billion) to certain PV module manufacturers, of which INR 11.8 billion ($133 million) was allocated to First Solar, to promote the manufacturing of high efficiency solar modules in India and to reduce India’s dependency on foreign imports of solar modules. Under the PLI scheme, manufacturers were selected through a competitive bid process and may be entitled to receive certain cash incentives over a five-year period following the commissioning of their manufacturing facilities. Among other things, such incentives are subject to attaining certain minimum thresholds for module efficiency and temperature coefficient and require that a certain proportion of raw materials be sourced from the domestic market. Such conditions will be evaluated on a quarterly basis from 2026 through 2031. At this time, it is uncertain to what extent we may qualify for such incentives.

Demand for our PV solar modules also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In April 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, and additional, higher reciprocal tariffs on certain countries. Effective May 14, 2025, the United States entered into an agreement with China to lower the reciprocal tariff rate to 10% for 90 days. This agreement was extended for an additional 90 days on August 12, 2025. On July 2, 2025, the U.S. President announced that the United States and Vietnam had reached a preliminary trade agreement, which placed a 20% tariff on all products of Vietnam and a 40% tariff on all “transshipped” goods. On July 31, 2025, the U.S. President issued an executive order detailing new reciprocal tariff rates specific to individual countries. All countries not listed in the announcement remain subject to a 10% “baseline” reciprocal tariff except for Canada, Mexico, North Korea, Russia, and Belarus. As it pertains to the countries where we manufacture solar modules, reciprocal tariff rates apply to Vietnam (20%), India (25%), and Malaysia (19%). The executive order also imposes an additional duty of 40% instead of the reciprocal tariff that would normally apply for any article that U.S. Customs and Border Protection determines has been transshipped to evade the reciprocal tariffs. Effective August 27, 2025, the U.S. President imposed an additional 25% tariff on India over its purchases of Russian oil, resulting in an overall rate of 50%. For more information about this development, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•United States. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) from 25% to 50%. Effective August 1, 2025, the U.S. President imposed tariffs of 50% on copper under Section 232. Effective October 14, 2025, the U.S. President imposed tariffs of 10% on imported softwood timber and lumber products under Section 232. Further, on April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232; on July 1, 2025, the U.S. Secretary of Commerce initiated a Section 232 investigation to determine whether imports of polysilicon and its derivatives impair U.S. national security; and on September 2, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of robotics and industrial machinery under Section 232. For more information about the context of these developments, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•China. In February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium, which is one of the main components of our CdTe modules. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Exporters of tellurium and related products are generally required to obtain a license from the Chinese Ministry of Commerce. In October 2025, China expanded its rare earths export controls, adding new minerals to its restricted list and requiring foreign entities to obtain a license to export any products containing over 0.1% of rare earths from China or manufactured using China’s extraction, refining, magnet-making, or recycling technology. Since these export controls came into effect, we have assembled a cross-functional team to interpret the export controls and analyze how they may impact materials required for our module production. We have applied for and intend to continue applying for export licenses where appropriate, as well as continuing to implement other strategic alternatives, such as sourcing from other suppliers to mitigate potential adverse impacts from these export controls.

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

•India. The Approved List of Models and Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy (“MNRE”), and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. For example, in December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026; in August 2025, the relevant list of qualifying entities was released, which included First Solar as an approved manufacturer. Further, in September 2025, the MNRE released draft amendments that would require nearly all solar development projects to use PV modules that contain domestically manufactured wafers, which is expected to be effective for such projects completed on or after June 2028; the proposed list was released at that time, which included First Solar as an approved manufacturer. For more information about the ALMM, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. To mitigate certain logistics costs, we employ commercial contract structures that provide additional consideration to us if the cost of logistics services, excluding demurrage and detention, exceeds defined thresholds. We may also adjust our shipping plans to include additional lead times for module deliveries and/or use our network of U.S. distribution centers to mitigate logistics costs. Additionally, our manufacturing capacity expansions are expected to bring production activities closer to customer demand, further mitigating our exposure to the cost of ocean freight.

We generally price and sell our solar modules on a per watt basis. As of September 30, 2025, we had entered into contracts with customers for the future sale of 53.7 GW of solar modules for an aggregate transaction price of $16.4 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 23.6 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of September 30, 2025, the expected timing of such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.6 billion, the majority of which would be recognized in 2027 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable price adjustments associated with sales freight in excess of defined thresholds and/or favorable or unfavorable price adjustments associated with changes to (i) certain commodity prices, (ii) the module wattage committed for delivery, (iii) the volume of modules sold that meet certain U.S. domestic content requirements, and (iv) certain tariff structures within a defined threshold. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price.

While our contracts with customers typically have certain firm purchase commitments and may require our customers to make payments to us if a contract is terminated in certain circumstances, those contract terms have in the past and may in the future be breached by our customers or subject to renegotiation. Among other things, these contract breaches and renegotiations have and may continue to reduce the volume of modules sold under the relevant contracts and/or the extent of anticipated price adjustments for future module technology improvements, therefore reducing future sales of solar modules. Furthermore, our ability to subsequently resell solar modules sold under terminated and/or renegotiated contracts may be constrained, such as by the project lead times of our customers, under-allocation of certain solar modules, and other factors. For example, on September 30, 2025, First Solar filed a complaint in the Supreme Court of the State of New York seeking monetary damages asserting that a certain major oil and gas customer breached its contractual obligations with First Solar, having entered into various master supply agreements to purchase solar modules from First Solar and then refusing to pay the amounts owed under the purchase orders. For more information about this development, see Part II. “Other Information” Item 1. “Legal Proceedings.”

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

We continue to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. Additionally, we are in the process of expanding our domestic manufacturing capacity, which includes capacity expansions at certain existing facilities. This additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7%	49.8%	58.9%	52.1%
Gross profit	38.3%	50.2%	41.1%	47.9%
Selling, general and administrative	3.0%	5.2%	4.3%	5.2%
Research and development	3.8%	5.7%	4.7%	5.4%
Production start-up	2.3%	3.0%	2.4%	2.6%
Litigation loss	—%	—%	—%	—%
Gain on sales of businesses, net	—%	—%	—%	—%
Operating income	29.2%	36.3%	29.7%	34.8%
Foreign currency loss, net	(0.6)%	(0.6)%	(0.9)%	(0.7)%
Interest income	1.5%	2.5%	1.5%	2.8%
Interest expense, net	(0.9)%	(1.0)%	(0.9)%	(1.0)%
Other expense, net	(0.4)%	(0.3)%	(0.3)%	(0.2)%
Income tax expense	(0.3)%	(1.6)%	(0.6)%	(2.3)%
Net income	28.6%	35.3%	28.5%	33.4%

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

Net Sales

During the three and nine months ended September 30, 2025, we sold the majority of our solar modules to developers and operators of systems in the United States, and substantially all of our module sales were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract.

The following table shows net sales for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Net sales	$1,594,856	$887,668	$707,188	79.7%	$3,536,594	$2,692,258	$844,336	31.4%

Net sales increased $707.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a 79.1% increase in the volume of modules sold to third parties and the prior period reduction in revenue related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024.

Net sales increased $844.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a 30.3% increase in the volume of modules sold to third parties, an increase of $49.8 million in revenue associated with certain customer contract terminations, and the prior period reduction in revenue for the manufacturing issues discussed above.

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

The following table shows cost of sales for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Cost of sales	$984,111	$442,357	$541,754	122.5%	$2,081,596	$1,402,055	$679,541	48.5%
% of net sales	61.7%	49.8%			58.9%	52.1%

Cost of sales increased $541.8 million, or 122.5%, and increased 11.9 percentage points as a percent of net sales for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in cost of sales was primarily driven by (i) higher production costs of $453.3 million due to an increase in the volume of modules sold, (ii) higher logistics costs of $121.9 million, which includes tariffs, detention, and demurrage charges; and (iii) higher module storage costs of $43.8 million. These increases were partially offset by (iv) a higher volume of modules sold qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $130.2 million.

Cost of sales increased $679.5 million, or 48.5%, and increased 6.8 percentage points as a percent of net sales for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in cost of sales was primarily driven by (i) higher production costs of $532.2 million due to an increase in the volume of modules sold; (ii) higher logistics costs of $248.9 million, which includes tariffs, detention, and demurrage charges; (iii) higher production costs of $113.7 million, largely due to a higher sales mix of U.S.-produced modules; and (iv) higher module storage costs of $99.0 million. These increases were partially offset by (v) a higher volume of modules sold qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $355.5 million.

Gross Profit

Gross profit may be affected by various factors, including the selling prices of our modules, our manufacturing costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates.

The following table shows gross profit for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Gross profit	$610,745	$445,311	$165,434	37.2%	$1,454,998	$1,290,203	$164,795	12.8%
% of net sales	38.3%	50.2%			41.1%	47.9%

Gross profit as a percentage of net sales decreased 11.9 percentage points to 38.3% during the three months ended September 30, 2025 from 50.2% during the three months ended September 30, 2024. The decrease was primarily due to (i) higher logistics, detention, and demurrage charges; (ii) a lower sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC; and (iii) as a percentage of net sales, lower relative revenue associated with certain customer contract terminations. These decreases in gross profit were partially offset by (iv) the prior period reduction in revenue related to manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024.

Gross profit as a percentage of net sales decreased 6.8 percentage points to 41.1% during the nine months ended September 30, 2025 from 47.9% during the nine months ended September 30, 2024. The decrease was primarily due to (i) higher logistics, detention, and demurrage charges; (ii) higher costs related to a sales mix that included more U.S.-produced modules; and (iii) higher warehousing costs. These decreases in gross profit were partially offset by (iv) the recognition of the higher advanced manufacturing production credits under Section 45X of the IRC and (v) the prior period reduction in revenue for the manufacturing issues described above.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Selling, general and administrative	$47,324	$46,293	$1,031	2.2%	$153,078	$138,680	$14,398	10.4%
% of net sales	3.0%	5.2%			4.3%	5.2%

Selling, general and administrative expense for the three months ended September 30, 2025 was consistent with the three months ended September 30, 2024.

Selling, general and administrative expense for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 primarily due to (i) higher expected credit losses from an increase in accounts receivable and (ii) higher costs for certain legal matters.

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

The following table shows research and development expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Research and development	$60,592	$50,197	$10,395	20.7%	$167,468	$144,876	$22,592	15.6%
% of net sales	3.8%	5.7%			4.7%	5.4%

Research and development expense for the three months ended September 30, 2025 increased compared to the three months ended September 30, 2024 primarily due to (i) higher depreciation expense resulting from our significant investments in R&D facilities and equipment, (ii) higher employee compensation expense resulting from an increase in headcount and higher bonus expense, and (iii) higher utility charges.

Research and development expense for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 primarily due to (i) higher depreciation expense resulting from our significant investments in R&D facilities and equipment, (ii) higher employee compensation expense resulting from an increase in headcount and higher bonus expense, and (iii) higher facility and utility charges, partially offset by (iv) a reduction in testing expense.

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

The following table shows production start-up expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Production start-up	$36,734	$26,822	$9,912	37.0%	$85,506	$69,681	$15,825	22.7%
% of net sales	2.3%	3.0%			2.4%	2.6%

During the three and nine months ended September 30, 2025, we incurred production start-up expense primarily for our fifth manufacturing facility in the United States. During the three and nine months ended September 30, 2024, we incurred production start-up expense primarily for our fourth manufacturing facility in the United States.

Foreign Currency Loss, Net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Foreign currency loss, net	$(8,903)	$(5,158)	$(3,745)	72.6%	$(30,224)	$(17,665)	$(12,559)	71.1%

Foreign currency loss, net for the three months ended September 30, 2025 was consistent with the three months ended September 30, 2024.

Foreign currency loss, net for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 largely due to higher costs associated with hedging activities related to our subsidiaries in India.

Interest Income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Interest income	$23,308	$22,580	$728	3.2%	$54,273	$74,424	$(20,151)	(27.1)%

Interest income for the three months ended September 30, 2025 was consistent with the three months ended September 30, 2024.

Interest income for the nine months ended September 30, 2025 decreased compared to the nine months ended September 30, 2024 due to lower balances of marketable securities and time deposits. These decreases were partially offset by higher interest earned on late customer payments.

Interest Expense, Net

Interest expense, net primarily comprises interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Interest expense, net	$(14,121)	$(9,008)	$(5,113)	56.8%	$(32,830)	$(27,983)	$(4,847)	17.3%

Interest expense, net for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 primarily due to the accretion of discounts on trade receivables factored with recourse, which are accounted for as secured borrowings.

Other Expense, Net

Other expense, net primarily comprises miscellaneous items and financing fees.

The following table shows other expense, net for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Other expense, net	$(6,034)	$(3,071)	$(2,963)	96.5%	$(10,594)	$(6,435)	$(4,159)	64.6%

Other expense, net for the three and nine months ended September 30, 2025 was consistent with the three and nine months ended September 30, 2024.

Income Tax Expense

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions in which we operate, principally Singapore, Malaysia, Vietnam, and India. Significant judgments and estimates are required to determine our consolidated income tax expense. The statutory federal corporate income tax rate in the United States is 21%, and the tax rates in Singapore, Malaysia, Vietnam, and India are 17%, 24%, 20%, and 17%, respectively. In Malaysia, we have been granted a long-term tax holiday, scheduled to expire in 2027, pursuant to which substantially all of our income earned in Malaysia is exempt from income tax, conditional upon our continued compliance with certain employment and investment thresholds. In Vietnam, we have been granted a long-term tax incentive, scheduled to expire at the end of 2036, pursuant to which income earned in Vietnam is subject to reduced tax rates, conditional upon our continued compliance with certain revenue and R&D spending thresholds.

The following table shows income tax expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	Three Month Change		2025	2024	Nine Month Change
Income tax expense	$(4,402)	$(14,386)	$9,984	(69.4)%	$(22,225)	$(61,064)	$38,839	(63.6)%
Effective tax rate	1.0%	4.4%			2.2%	6.4%

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

Income tax expense for the three months ended September 30, 2025 decreased compared to the three months ended September 30, 2024 primarily due to (i) the relative amounts of advanced manufacturing production credits earned in each period and (ii) a discrete tax benefit associated with the acceptance of a filing position on an amended tax return in a foreign jurisdiction, partially offset by (iii) higher pretax income and (iv) higher losses in certain jurisdictions for which no tax benefit could be recorded.

Income tax expense for the nine months ended September 30, 2025 decreased compared to the nine months ended September 30, 2024 primarily due to (i) the relative amounts of advanced manufacturing production credits earned in each period, (ii) a discrete tax benefit associated with the acceptance of a filing position on an amended tax return in a foreign jurisdiction, and (iii) the prior year discrete tax expense associated with the reversal of our indefinite reinvestment assertion described above; partially offset by (iv) higher pretax income and (v) higher losses in certain jurisdictions for which no tax benefit could be recorded.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information, as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our accounting policies during the nine months ended September 30, 2025.

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

Liquidity and Capital Resources

As of September 30, 2025, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Revolving Credit Facility, which remains unused as of September 30, 2025, as well as various trade receivables factoring arrangements with financial institutions. To the extent we offer extended payment terms to customers, fail to collect trade receivables in a timely manner, or face other challenges in managing our working capital, we may be required to use our Revolving Credit Facility or other temporary sources of funding. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term construction activities and purchases of manufacturing equipment for our newest manufacturing facilities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of September 30, 2025, we had $2.0 billion in cash, cash equivalents, and marketable securities compared to $1.8 billion as of December 31, 2024. This increase was primarily driven by (i) higher cash receipts from module sales, including advance payments for future sales, (ii) receipts from trade receivables factoring, and (iii) proceeds from the sale of Section 45X tax credits, partially offset by (iv) increases in payments made to suppliers, (v) purchases of property, plant and equipment for our U.S. facilities, (vi) various operating expenditures, and (vii) certain advance payments for raw materials. As of September 30, 2025 and December 31, 2024, $388.1 million and $694.0 million of our cash, cash equivalents, and marketable securities, respectively, were held by our foreign subsidiaries and were primarily based in U.S. dollar and Indian Rupee denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We use a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of September 30, 2025, but we may choose to reevaluate this intent in one or more jurisdictions in the future. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Although we compete in markets that do not require solar-specific government subsidies or incentive programs, such incentives continue to significantly influence the demand for PV solar energy around the world. Further, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. For example, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States, and we expect the benefits made available to us by the IRA to favorably impact our liquidity and capital resources in future periods. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we believe we qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. In December 2024, we entered into two agreements for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and received the remaining cash proceeds of $202.6 million in February 2025. In June 2025, we entered into an agreement for the sale of $311.9 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $296.3 million. We received the full cash proceeds in June 2025. In July 2025, we entered into an agreement for the sale of up to $391.0 million of Section 45X tax credits we expect to generate during 2025 for aggregate cash proceeds of up to $372.8 million. We received initial cash proceeds of $123.5 million and $124.2 million in July and October 2025, respectively, and we expect to receive the remaining cash proceeds in the fourth quarter of 2025. For more information about certain risks associated with the benefits available to us under the IRA, see Part II. “Other Information” Item 1A. “Risk Factors.” See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased domestic demand for our products, we recently commenced operations at our fourth and fifth manufacturing facilities in the United States and completed the expansion of our manufacturing footprint at our existing facilities in Ohio. The capital expenditures necessary to expand our capacity were financed, in part, by cash on hand, advance payments from customers for module sales in future periods, and the advanced manufacturing production credit described above.

In addition to the expansion described above, we intend to increase the nameplate production capacity of our existing manufacturing facilities by improving our production throughput, increasing module wattage, and reducing manufacturing yield losses. During 2025, we expect to spend between $0.9 billion and $1.2 billion for capital expenditures, including the new facility mentioned above, investments in various R&D initiatives, and upgrades to machinery and equipment that we believe will further increase our module wattage and expand capacity and throughput at our facilities. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

We have committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could increase our manufacturing costs or interrupt or impair our ability to manufacture our solar modules. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination payments (which, in aggregate, are up to $319.9 million as of September 30, 2025 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of September 30, 2025, such funds were comprised of restricted marketable securities of $215.5 million and associated restricted cash and cash equivalents of $6.2 million. As of September 30, 2025, our module collection and recycling liability was $145.1 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of September 30, 2025, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 10. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$815,212	$407,003
Net cash used in investing activities	(577,934)	(1,341,921)
Net cash provided by (used in) financing activities	124,442	(5,879)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	2,021	(2,805)
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$363,741	$(943,602)

Operating Activities

The increase in net cash provided by operating activities was primarily driven by higher cash receipts from module sales, including advance payments for future sales, and receipts from factoring trade receivables, partially offset by higher payments made to suppliers.

Investing Activities

The decrease in net cash used in investing activities was primarily due to lower purchases of property, plant and equipment for our manufacturing facilities in the United States and India and higher net proceeds from sales and maturities of marketable securities.

Financing Activities

The increase in net cash provided by financing activities was primarily due to net proceeds from secured borrowings from trade receivables factoring with recourse and other borrowings under various debt agreements in the current period, partially offset by repayment of debt in the current period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025.

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

JinkoSolar

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

On July 18, 2025, JinkoSolar Co. Ltd. filed an inter partes review before the U.S. Patent and Trademark Office (the “USPTO”) alleging First Solar’s patent asserted in the District of Delaware litigation (the “’074 Patent”) is invalid over certain prior art. On September 29, 2025, First Solar filed a brief requesting that the inter partes review be discretionarily denied.

Mundra

On April 15, 2025, Mundra Solar PV Limited (“Mundra”) filed suit in the district court of the District of Delaware seeking declaratory judgment that it does not infringe two of First Solar’s patents (the ’074 Patent and the ’732 Patent) through its manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. On August 1, 2025, First Solar filed an answer to the compliant and pleaded counterclaims alleging that Mundra as well as its affiliates Mundra Solar Energy Ltd., Adani Solar USA Inc., Adani Solar USA LLC, and Adani Solar infringe the two First Solar patents. On September 22, 2025, Mundra filed an answer to First Solar’s counterclaims and added counterclaims asserting that the First Solar patents are invalid. On October 3, 2025, Adani Solar USA Inc. and Adani Solar USA LLC (collectively, “Adani Solar USA”) filed a motion to dismiss First Solar’s counterclaims with respect to Adani Solar USA. On October 8, 2025, First Solar filed an answer to Mundra’s counterclaims. First Solar filed an opposition to the motion to dismiss on October 17, 2025, and Adani Solar USA filed a reply brief on October 24, 2025.

On August 15, 2025, Mundra filed an inter partes review before the USPTO alleging that First Solar’s ’732 Patent is invalid over certain prior art. On October 17, 2025, First Solar filed a brief requesting that the inter partes review be discretionarily denied.

Canadian Solar

On May 9, 2025, First Solar filed suit in the district court for the District of Delaware asserting that Canadian Solar Inc.; CSI Solar Co., Ltd.; Canadian Solar Manufacturing (Thailand) Co., Ltd.; Canadian Solar International Limited; Canadian Solar (USA) Inc.; and Canadian Solar US Module Manufacturing Corporation (collectively, “Canadian Solar”) directly and indirectly infringe a First Solar patent through Canadian Solar’s manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. First Solar alleges that the Canadian Solar TOPCon products contain solar cells manufactured using a method claimed in the patent. First Solar seeks both monetary damages and injunctive relief. On August 11, 2025, Canadian Solar filed an answer to the complaint.

On August 22, 2025, Canadian Solar (USA) Inc. filed an inter partes review before the USPTO alleging that First Solar’s ’074 Patent is invalid over certain prior art. On October 24, 2025, First Solar filed a brief requesting that the inter partes review be discretionarily denied.

Customer Contract Dispute

On September 30, 2025, First Solar filed a complaint in the Supreme Court of the State of New York asserting that BP Solar Holding LLC and its affiliate Lightsource Renewable Energy Trading, LLC (together, the “Defendants”) breached their contractual obligations with First Solar, having entered into various master supply agreements to purchase solar modules from First Solar and then refusing to pay the amounts owed under the master supply agreements. As a result of the failure to cure such breaches, First Solar terminated the various master supply agreements, which triggered certain contractual termination payment provisions amounting to $384.6 million, of which First Solar recognized $61.0 million in revenue during the quarter related to advance payments previously received from the Defendants. First Solar seeks monetary damages, demanding payment from the Defendants for the remaining termination payments of $323.6 million along with certain other receivables for solar modules previously delivered to the Defendants. The Defendants’ answers to the complaint are due on October 31, 2025.

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

Current regulatory policies, or any future changes or threatened changes to such policies, including those changes as a result of the U.S. presidential administration and control of the U.S. Congress, may subject us to significant risks, including the following:

•a reduction or removal of certain energy programs and initiatives and the incentives they provide may diminish the market for future solar energy off-take agreements, slow the retirement of aging fossil fuel plants, including the retirements of coal generation plants, and reduce the ability for solar project developers to compete for off-take agreements, which may reduce PV solar module sales;

•any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, as seen in the accelerated termination of certain energy tax credits under the “One Big Beautiful Bill” the U.S. President signed into law on July 4, 2025, could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules;

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

In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:

•United States — Reciprocal Tariffs. On April 2, 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, and additional, higher reciprocal tariffs on certain countries pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On April 9, 2025, the U.S. President paused the additional, higher tariffs on most countries for 90 days. Effective May 14, 2025, the United States entered into an agreement with China to lower the reciprocal tariff rate to 10% for 90 days. This agreement was extended for an additional 90 days on August 12, 2025. On July 2, 2025, the U.S. President announced that the United States and Vietnam had reached a preliminary trade agreement, which placed a 20% tariff on all products of Vietnam and a 40% tariff on all “transshipped” goods. On July 31, 2025, the U.S. President issued an executive order detailing new reciprocal tariff rates specific to individual countries. All countries not listed in the announcement remain subject to a 10% “baseline” reciprocal tariff except for Canada, Mexico, North Korea, Russia, and Belarus. As it pertains to the countries where we manufacture solar modules, reciprocal tariff rates apply to Vietnam (20%), India (25%), and Malaysia (19%). The executive order also imposes an additional duty of 40% instead of the reciprocal tariff that would normally apply for any article that U.S. Customs and Border Protection determines has been transshipped to evade the reciprocal tariffs. Effective August 27, 2025, the U.S. President imposed an additional 25% tariff on India over its purchases of Russian oil, resulting in an overall rate of 50%. The additional, higher tariffs on imports from these countries increase the costs of our solar modules manufactured in these countries with respect to our U.S. market. Further, such circumstances have and may continue to impact our ability to sell certain modules into the United States and therefore have and may continue to also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results have and may continue to be adversely impacted by these tariffs.

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

•United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. In February 2025, the U.S. President announced an additional 10% tariff on all imports from China, which is related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics. This 10% tariff was subsequently doubled to 20% in March 2025 and applies in addition to the 25% tariffs under Section 301 and ordinary customs duties and AD/CVDs. Further, as discussed above, in April 2025, the United States imposed an additional reciprocal tariff on China. Effective May 14, 2025, the United States agreed to lower this additional reciprocal tariff rate to 10% for 90 days. On August 12, 2025 this initial 90-day period was extended and the 10% reciprocal tariff rate is currently set to remain in place until November 10, 2025. On May 28, 2025, the Court of International Trade issued a decision enjoining the U.S. presidential administration’s tariffs imposed under the IEEPA, including the 30% tariffs imposed on China. This ruling was subsequently upheld by the Court of Appeals for the Federal Circuit on August 29, 2025. The Supreme Court has agreed to hear this challenge, with oral arguments set to take place on November 5, 2025. Our operating results could be adversely impacted if the IEEPA tariffs on China were to be terminated or reduced.

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

•United States — Tariffs on Certain Foreign-imported Aluminum, Steel, and Copper. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 from 25% to 50%. Effective August 1, 2025, the U.S. President imposed tariffs of 50% on copper under Section 232. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

•United States — Potential Tariffs on Processed Critical Minerals and Derivative Products, Polysilicon, Robotics and Industrial Machinery. On April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232; on July 1, 2025, the U.S. Secretary of Commerce initiated a Section 232 investigation to determine whether imports of polysilicon and its derivatives impair U.S. national security; and on September 2, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of robotics and industrial machinery under Section 232. The scope of these investigations is potentially broad and may cover materials and equipment used in solar module manufacturing. These investigations may result in the imposition of tariffs or import restrictions, or may remove barriers on the imports of competitor products and materials, all of which could negatively impact demand and/or price levels for our solar modules and limit our growth, lead to a reduction in our net sales, or increase our costs, thereby adversely impacting our operating results.

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

•United States — Antidumping and Countervailing Duties on Certain Traded Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. On April 21, 2025, the USDOC announced final determinations in the AD/CVD investigations. Final AD/CVD rates ranged from de minimis to over 3,400%, depending on the particular foreign producer. On June 9, 2025, the USITC notified USDOC of its final affirmative determinations in the AD/CVD investigations. AD/CVD orders, including the assessment of AD/CVDs and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In August 2025, the USITC issued affirmative preliminary determinations. The USDOC is expected to issue its preliminary countervailing duty determinations in December 2025 and preliminary antidumping duty determinations in February 2026.

•India — Domestic and Foreign Imports. The ALMM was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the MNRE, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. In April 2024, the government of India reimposed the ALMM, thereby requiring solar project developers to procure qualifying modules from companies on the list, which includes our Indian manufacturing facility. Also in April 2024, the ALMM was amended to include specific minimum conversion efficiency thresholds for CdTe solar technologies starting at 18% for solar lighting, 18.5% for rooftop applications, and 19% for utility-scale applications. In December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026; in August 2025, the relevant list of qualifying entities was released, which included First Solar as an approved manufacturer. In May 2025, the ALMM was amended to lower the minimum efficiency thresholds for PV modules used in off-grid applications. In September 2025, the MNRE released draft amendments that would require nearly all solar development projects to use PV modules that contain domestically manufactured wafers, which is expected to be effective for such projects completed on or after June 2028; the proposed list was released at that time, which included First Solar as an approved manufacturer. Our operating results could be adversely impacted if the ALMM requirements are significantly relaxed to allow modules, solar cells, or certain other key module components to be imported from other countries.

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

The loss of any of our large customers, or the inability of our customers and counterparties to perform under their contracts with us, including through terminations by customers of any contract in part or in full, has reduced and, in the future, could significantly reduce our net sales and negatively impact our results of operations.

Our customers include developers and operators of systems, utilities, independent power producers, commercial and industrial companies, and other system owners, who may experience intense competition at the system level, thereby constraining the ability for such customers to sustain meaningful and consistent profitability. The loss of any of our large customers, their inability to perform under their contracts, or their default in payment has reduced and, in the future, could significantly reduce our net sales and/or adversely impact our operating results. While our contracts with customers typically have certain firm purchase commitments and may require our customers to make payments to us if a contract is terminated in certain circumstances, those contract terms have in the past and may in the future be breached by our customers or subject to renegotiation. These contract breaches and renegotiations have and may continue to reduce the volume of modules sold under the relevant contracts, postpone delivery schedules, and/or otherwise decrease the revenue we realize under these contracts and, correspondingly, negatively impact, potentially significantly, our results of operations. This includes cases where our ability to subsequently resell solar modules sold under terminated and/or renegotiated contracts may be constrained, such as by the project lead times of our customers, under-allocation of certain solar modules, and other factors. For example, on September 30, 2025, First Solar filed a complaint in the Supreme Court of the State of New York seeking monetary damages asserting that a certain major oil and gas customer breached its contractual obligations with First Solar, having entered into various master supply agreements to purchase solar modules from First Solar and then refusing to pay the amounts owed under the purchase orders. See Part II “Other Information” Item 1. “Legal Proceedings” for additional information. Additionally, although we require some form of payment security from our customers, such as cash deposits, parent guarantees, bank guarantees, surety bonds, or commercial letters of credit, in the event the providers of such payment security fail to perform their obligations, our operating results could be adversely impacted.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Additionally, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. For example, on February 25, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against JinkoSolar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On April 15, 2025, Mundra, whose parent corporation is Adani Green Technology Limited, filed a lawsuit in the United States District Court for the District of Delaware seeking a judgment declaring that it has not infringed two of our U.S. TOPCon patents. Further, on May 9, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against Canadian Solar and its related entities alleging infringement of certain of our U.S. TOPCon patents. We cannot ensure that the outcome of such litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation or the related inter partes reviews may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against such litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

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

Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For example, in June 2025, December 2024, and December 2023, we entered into various agreements for the sales of Section 45X tax credits generated in 2025, 2024, and 2023, respectively. For further information, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” However, there is no assurance that future sales of tax credits will be available to us on similar or alternative terms or at all. In connection with the sale of Section 45X tax credits, we agree to indemnify the purchasers for certain losses they may suffer, including as a result of any inability to claim all or any portion of the Section 45X tax credits sold, subject to certain exceptions and limitations. If we are required to make an indemnification payment to a purchaser of a tax credit it may have a material impact on our results of operations and financial condition. Furthermore, the current U.S. presidential administration and control of the U.S. Congress present uncertainty as to the continued availability of certain benefits. For example, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, on July 4, 2025, the U.S. President signed H.R.1 into law, commonly referred to as the “One Big Beautiful Bill,” which significantly curtails the availability of certain energy tax credits.

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

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2025, none of our officers or directors terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements. However, one of our officers adopted a Rule 10b5-1 trading plan for the sale of our securities. The following table provides certain terms of such plan:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Georges Antoun	Chief Commercial Officer	Adoption	August 5, 2025	August 5, 2026	37,412
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

FIRST SOLAR, INC.

Date: October 30, 2025	By:	/s/ NATHAN THEURER
	Name:	Nathan Theurer
	Title:	Chief Accounting Officer