Form 10-K
period 2025-12-31
FIRST SOLAR, INC.
filed 2026-02-24
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark one)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-33156
First Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4623678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4300 E Camelback Road, Suite 220
Phoenix, Arizona 85018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.7 billion (based on the closing price of the registrant’s common stock on that date). As of February 20, 2026, 107,310,994 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

FIRST SOLAR, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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
•the supply and price of key raw materials (including Cadmium Telluride (“CdTe”), tellurium, and tellurium compounds), components, and manufacturing equipment;
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

PART I

Item 1. Business

Company Overview

We are America’s leading PV solar technology and manufacturing company. The only U.S.-headquartered company among the world’s largest solar manufacturers, First Solar is focused on competitively and reliably enabling power generation needs with our advanced, uniquely American thin film PV technology. Developed at R&D labs in California and Ohio, our technology provides a competitive, high-performance, and responsibly produced alternative to conventional crystalline silicon PV solar modules. Our PV solar modules are produced using a fully integrated, continuous process that does not rely on Chinese crystalline silicon supply chains.

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. In addressing the overall global demand for electricity, PV solar modules provide energy at a lower levelized cost of electricity (“LCOE”), meaning the net present value of a system’s total life cycle costs divided by the quantity of energy that is expected to be produced over the system’s life, when compared to traditional forms of energy generation. With over $2 billion in cumulative R&D investments in the last 20 years, we have a demonstrated history of innovation and continuous improvement. We believe our strategies and points of differentiation provide the foundation for our competitive position and enable us to remain one of the preferred providers of PV solar modules.

Business Strategy

Advanced Module Technology

Our current module semiconductor structure is a single-junction polycrystalline thin film that uses CdTe as the absorption layer. CdTe has absorption properties that are well matched to the solar spectrum and can deliver competitive performance using approximately 2% to 3% of the amount of semiconductor material used to manufacture conventional crystalline silicon modules. In terms of performance, in many climates our solar modules provide certain energy production advantages relative to competing crystalline silicon modules. For example, our CdTe solar technology provides:

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

In addition to these technological advantages, we also typically warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor every year thereafter throughout the limited power output warranty period of up to 30 years. As a result of these and other factors, our solar modules can produce more annual energy in real-world operating conditions than conventional crystalline silicon modules with the same nameplate power.

Manufacturing Process and Distributed Manufacturing Presence

Our modules combine our leading-edge CdTe technology with the manufacturing excellence and quality control that comes from being the world’s most experienced producer of thin film PV solar modules. With more than 93 GW of modules sold worldwide, we have a demonstrated history of manufacturing success and innovation. Our global manufacturing footprint includes facilities in the United States, Malaysia, Vietnam, and India. During 2023, we commenced production of our Series 7TM (“Series 7”) modules at our third manufacturing facility in Ohio and our first manufacturing facility in India, which combine our thin film CdTe technology with a larger form factor and an innovative steel back rail mounting structure that reduces module installation time. During 2024 and 2025, we commenced production of Series 7 modules at our manufacturing facilities in Alabama and Louisiana, respectively. Additionally, we are in the process of expanding our domestic manufacturing capacity through the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026.

Our modules are manufactured in a high-throughput, automated environment that integrates all manufacturing steps into a continuous flow process. This process eliminates the multiple supply chain operators and resource-intensive batch processing steps that are used to produce crystalline silicon modules, which typically occur over several days and across multiple factories. At the outset of our module production, a sheet of glass enters the production line and is transformed into a completed module ready for shipment within a few hours.

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

Research and Development

Our R&D model differentiates us from much of our competition due to its vertical integration, from advanced research to product development, manufacturing, and applications. We continue to devote substantial resources to our R&D efforts, which generally focus on continually improving the wattage and energy yield of our solar modules. We also have R&D programs to improve module durability and manufacturing efficiencies, including throughput, volume ramp, and material cost reduction. We continue to invest significant financial resources in such initiatives as the construction and operation of a dedicated perovskite development line and a dedicated thin film R&D innovation center in Ohio. This R&D innovation center, which features a manufacturing scale production pilot line, enables the production of full-sized prototypes of thin film single-junction and tandem PV modules, supporting the implementation of our technology roadmap. Based on publicly available information, we are one of the leaders in R&D investment among PV solar module manufacturers.

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

We regularly produce research cells in our laboratories, some of which are tested for performance and certified by independent labs, such as the National Renewable Energy Laboratory. Cell efficiency measures the proportion of light converted to electricity in a single solar cell under standard test conditions. Our research cells are produced using laboratory equipment and methods and are not intended to be representative of our manufacturing capability. We currently hold two world records for CdTe PV cell efficiency, achieving an independently certified research cell efficiency of 23.1% and a module aperture area efficiency of 19.9%. We continue to evaluate opportunities to develop and leverage thin film tandem technologies and believe such tandem applications have the potential to significantly increase the efficiency of PV modules beyond the limits of traditional single-junction devices.

Responsible Solar

First Solar’s approach to responsible solar is interwoven into every aspect of our business and product life cycle, from raw materials sourcing and manufacturing to end-of-life recycling. Our thin film modules are manufactured through an integrated process that uses less energy, water, and semiconductor material than conventional crystalline silicon modules. As part of our commitment to responsible sourcing and zero tolerance for forced labor, First Solar ensures that no module components are sourced from Xinjiang, China, and that no suppliers are connected to entities on the Uyghur Forced Labor Prevention Act entity list.

In addition to not relying on Chinese crystalline silicon supply chains, our thin film module technology has the fastest energy payback time, smallest carbon footprint, and lowest water use of any commercially available PV solar technology, measured on a lifecycle basis that accounts for the energy, raw materials, water usage, and transportation across the supply chain, manufacturing process, and end-of-life module recycling. In less than two months, First Solar Series 7 PV modules can produce more energy than was required to manufacture them. This corresponds to an approximately 190-fold energy return on investment over a 30-year project lifetime, providing an abundant net energy gain to the electricity grid.

First Solar modules are designed for high-value recycling to maximize material recovery and contribute to a circular economy. Our recycling process recovers more than 90% of module materials for reuse, providing high quality secondary resources for new solar modules and other glass, rubber, steel, and aluminum products. First Solar has a unique and long-standing leadership position in PV recycling, having established the industry’s first global recycling program in 2005 and recycled more than 400,000 metric tons of PV modules to date.

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

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous benefits, including economic benefits and speed of deployment, which make it an attractive complement to or substitute for traditional forms of energy generation. In recent years, the cost of electricity from PV solar power systems has generally been competitive with or below other forms of generation. Other technological developments in the renewable energy industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an attractive complement to traditional forms of energy generation. As a result of these and other factors, worldwide solar markets continue to develop and expand.

Government incentive programs, such as those enacted under the Inflation Reduction Act of 2022 (the “IRA”) as amended by the One Big Beautiful Bill Act of 2025 (“OBBBA”), have contributed to this momentum by providing solar module manufacturers, project developers, and project owners with various incentives to accelerate the deployment of solar power generation. Among other things, the IRA (i) reinstates the 30% investment tax credit for qualifying solar projects that meet certain wage and apprenticeship requirements, (ii) extends the production tax credit (“PTC”) to include energy generated from solar projects, (iii) provides incremental investment and production tax credits for solar projects that meet certain domestic content and location requirements, and (iv) offers tax credits for solar modules and solar module components manufactured in the United States and sold to third parties. In light of such regulatory developments, we have recently commenced or completed certain manufacturing expansion activities in the United States, and we continue to evaluate opportunities for future expansion worldwide, as described below under “Global Markets.” For more information about certain risks associated with the IRA, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”

Given the combination of (i) a European market captured by Chinese solar modules, where pricing is at levels near or below manufacturing costs, (ii) an Indian market effectively closed to Southeast Asian products, (iii) a general supply and demand imbalance for Southeast Asian products, and (iv) certain tariffs on modules imported into the United States, we have reduced production of Series 6 modules at our international manufacturing facilities. Module average selling prices in many global markets have declined. However, recent module pricing in the United States, our primary market, has remained stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA, energy tax credit eligibility restrictions (including foreign-entity-related limitations) as amended by the OBBBA, and tariffs on modules imported into the United States. In light of these market realities, we continue to advocate for industrial and trade policies that provide a level playing field for manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our proprietary advanced module technology, our manufacturing process and distributed manufacturing presence, our localized supply chain, our R&D capabilities, our commitment to responsible solar, and our financial stability.

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

United States. Multiple markets within the United States, which accounted for 96% of our 2025 net sales, exemplify favorable characteristics for a solar market, including (i) sizeable and growing electricity needs, driven largely by data center demand and other demand growth across a large number of utility service territories; (ii) strong demand for renewable energy generation; (iii) abundant solar resources; and (iv) demand for domestically manufactured modules. In those areas and applications in which these factors are more pronounced, our PV solar modules compete favorably on an economic basis with traditional forms of energy generation. The market penetration of PV solar is also impacted by certain federal and state incentive programs described below under “Incentive Programs.” The U.S. currently has an installed solar generation capacity of approximately 266 GW, and, in 2025 alone, the U.S. installed over 30 GW of utility-scale solar capacity. Following the 2024 U.S. elections, the current U.S. Presidential administration has committed to an economic mandate focused on growth, reducing inflation, reshoring manufacturing and jobs, and championing innovation, including AI. The U.S. is expected to need significant new power generation capacity as domestic power demand is expected to increase up to 3.5% annually through 2040, a significant portion of which is expected to be driven by data center growth. As a result of such market opportunities, we are in the process of expanding our U.S. manufacturing capacity, including the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026.

India. India represents the third largest global market for PV solar energy with an installed solar generation capacity of approximately 132 GW. In addition, the government has established aggressive renewable energy targets, which include increasing the country’s overall renewable energy capacity to 500 GW by 2030, becoming energy independent by 2047, and establishing a net-zero carbon emissions target by 2070. Based on these targets, it is projected that the installed solar energy generation capacity will be approximately 280 GW by 2030. The government has also announced a series of policy and regulatory measures to incentivize domestic manufacturing of PV solar modules, as described below under “Incentive Programs.” These targets, policies, and regulatory measures are expected to help create significant and sustained demand for PV solar energy. In addition to these factors, our CdTe solar technology is well suited for the India market given its hot and humid climate conditions. As a result of such market opportunities and renewable targets, we recently expanded production of Series 7 modules at our first manufacturing facility in India, bringing our total installed nameplate production capacity in the country to 3.2 GW.

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

United States. In the United States, incentive programs exist at both the federal and state levels and may take the form of investment and production tax credits, sales and property tax exemptions and abatements, and/or renewable energy targets. However, the current U.S. presidential administration and control of the U.S. Congress present uncertainty as to such incentive programs. For more information about certain risks associated with such incentives, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” and “Risk Factors – Existing regulations and policies, changes thereto, and new regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV solar products, which may significantly reduce demand for our modules.” For more information about pending and ongoing developments related to IRA regulations post-OBBBA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties.” Government incentives include the following:

•Advanced Manufacturing Production Credit. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. The provisions of the IRA are generally effective for tax years beginning after 2022. As discussed above, the IRA offers various tax credits, including the advanced manufacturing production credit, pursuant to Section 45X of the Internal Revenue Code (the “IRC”), for solar modules and certain solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party and is available from 2023 through 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Such financial incentives are expected to increase both the demand for, and the domestic manufacturing of, solar modules and solar module components in the United States. Subsequent legislation, including the OBBBA enacted in July 2025, has introduced additional eligibility restrictions (including foreign-entity-related limitations) to the advanced manufacturing product credits which may impact both the demand and supply of domestically manufactured solar module components. For more information about certain risks associated with the benefits available to us under the IRA (post-OBBBA), see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” For more information about pending and ongoing developments related to the IRA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties.”

•Investment and Production Tax Credits. At the federal level, investment and production tax credits for energy systems have been enacted and modified periodically over several decades. The current federal tax regime for utility-scale solar is primarily governed by the technology-neutral clean electricity investment tax credit (“ITC”) under Section 48E and the clean electricity production tax credit (“PTC”) under Section 45Y, which were enacted as part of the IRA. These credits require projects to satisfy certain wage and apprenticeship requirements and to meet specified beginning-of-construction standards, which may be achieved by certain qualifying procurement activities or physical work activities. Although the IRA originally provided for long‑term availability of the 45Y and 48E credits subject to an emissions‑based phase‑down beginning no earlier than 2032, the OBBBA amended the availability of these credits for wind and solar energy projects by imposing an accelerated termination framework in addition to certain foreign-entity-related limitations. Under the OBBBA and related U.S. Treasury and IRS guidance, utility‑scale solar projects generally must begin construction by early July 2026 to remain eligible for the 45Y or 48E credits, with projects that satisfy applicable beginning‑of‑construction and continuity requirements potentially eligible to be placed in service through 2030. As a result, the availability and value of federal tax credits for utility‑scale solar have become more dependent on development timelines, interconnection progress, and procurement and construction sequencing. The economic benefit of these credits also depends, in part, on the availability of tax equity financing or the ability to transfer such credits to other taxpayers.

Various proposed and contemplated environmental, federal permitting, and tax policies may create regulatory uncertainty in the renewable energy sector, including the solar energy sector. For more information about the risks associated with these potential government actions, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

Modules Business

Our modules business involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Since the inception of First Solar, our modules have used our advanced thin film semiconductor technology. Our Series 6 Plus module is a glass laminate approximately 4ft x 6ft in size that encapsulates thin film PV semiconductor materials. Our Series 7 module has a larger form factor of approximately 4ft x 7ft in size. At the end of 2025, our Series 6 Plus and Series 7 modules had an average power output of 464 watts and 532 watts, respectively.

Raw Materials

Our module manufacturing process uses approximately 30 types of raw materials and components to construct a solar module, including CdTe, front glass coated with transparent conductive oxide, other semiconductor materials, organics such as adhesives, heat-strengthened back glass, frames, packaging components such as interlayer, junction boxes, wire assemblies, and solar connectors. Before we use these materials and components in our manufacturing process, a supplier must undergo rigorous qualification procedures, and we continually evaluate new suppliers as part of our cost reduction roadmap and expansion activities. When possible, we attempt to use suppliers that can provide a raw material supply source that is near our manufacturing locations, reducing the cost and lead times for such materials. For more information about the risks associated with our supply chain, see Item 1A. “Risk Factors – Several of our key raw materials and components are either single-sourced or sourced from a limited number of suppliers, and their failure to perform could cause manufacturing delays and impair our ability to deliver solar modules to customers in the required quality and quantities and at a price that is profitable to us.”

Customers

Our customers include system developers, independent power producers, utilities, commercial and industrial companies, large corporate energy buyers, and other system owners and operators. During 2025, we sold the majority of our solar modules to customers with projects in the United States. During 2025, Silicon Ranch Corporation and NextEra Energy each accounted for 10% or more of our modules business net sales. For more information about risks related to our customers, see Item 1A. “Risk Factors – The loss of any of our large customers, or the inability of our customers and counterparties to perform under their contracts with us, including through terminations by customers of any contract in part or in full, has reduced and, in the future, could significantly reduce our net sales and negatively impact our results of operations.”

We continue to focus on certain key geographic markets, particularly in areas with abundant solar resources, durable electricity load growth, and a diverse set of customers. Regulated utilities continue to invest in utility‑scale solar to meet growing electricity demand, replace retiring generation assets, manage long‑term power costs, and support system reliability, often through utility‑owned projects or long‑term power purchase agreements. Corporate buyers—particularly technology, data infrastructure, manufacturing, and logistics companies with significant electricity requirements—are increasingly active participants in the market, primarily through long‑term offtake arrangements designed to secure large volumes of electricity from utility‑scale solar projects. Independent power producers and infrastructure‑oriented investors play a central role in developing, owning, and financing these projects, typically supported by contracted revenues with creditworthy counterparties.

Additionally, the unprecedented expansion of data centers, AI workloads, electrification of industrial processes, and broader economic growth has increased demand for new generation capacity and has expanded the number of potential buyers of our modules, as utility-scale solar offers low-cost, rapidly deployable new generation. Long‑term power solar purchase agreements provide customers with price certainty and protection from fuel and wholesale power price volatility, thereby mitigating their long-term ownership risks when partnering with stable companies that can provide affordable, fast-to-market generation.

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

Certain of our existing or future competitors, including many linked to China, may have direct or indirect access to sovereign capital or other forms of state support, which could enable such competitors to compromise intellectual property and operate at minimal or negative operating margins for sustained periods of time. Our results of operations could be adversely affected if competitors maintain module pricing at levels near or below their manufacturing costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. We believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of low pricing and demand volatility. For additional information, see Item 1A. “Risk Factors – Competition in solar markets globally and across the solar value chain is intense and could remain that way for an extended period of time. The solar industry may experience periods of structural imbalance between global PV module supply and demand that result in periods of pricing volatility, which could have a material adverse effect on our business, financial condition, and results of operations.”

Competition within our primary markets is influenced, in part, by evolving federal policies that affect equipment sourcing, project economics, and market access. For example, in India solar procurement is shaped, in part, by domestic content requirements and approved-vendor regimes that condition eligibility on certain government-backed procurement. Such policies favor Indian manufacturers and developers with compliant supply chains while increasing barriers for foreign suppliers, including Chinese manufacturers, thereby altering relative cost structures and competitive positioning. In the United States, competition is influenced primarily through incentive‑based domestic content requirements and restrictions related to foreign entities of concern (“FEOC”), which affect eligibility for certain federal tax credits rather than imposing absolute sourcing mandates. Such U.S. policies incentivize the use of U.S.‑manufactured or non‑Chinese equipment and can advantage competitors with established domestic supply relationships, vertically integrated operations, or access to compliant suppliers. As a result, competition in both markets increasingly reflects not only price, scale, and execution capability, but also the ability to navigate regulatory requirements, secure compliant equipment, and manage supply‑chain and financing risk associated with changing trade and industrial policies. For additional information, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

Human Capital

As of December 31, 2025, we had approximately 7,900 associates (our term for full and part-time employees), the majority of which work in the United States, Malaysia, India, and Vietnam.

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

Information about Our Executive Officers

Our executive officers and their ages and positions as of February 24, 2026 were as follows:

Name	Age	Position
Mark R. Widmar	60	Chief Executive Officer
Alexander R. Bradley	44	Chief Financial Officer
Georges Antoun	63	Chief Commercial Officer
Michael Koralewski	54	Chief Supply Chain Officer
Kuntal Kumar Verma	53	Chief Manufacturing Officer
Patrick Buehler	48	Chief Product Officer
Markus Gloeckler	52	Chief Technology Officer
Caroline Stockdale	62	Chief People and Communications Officer
Jason Dymbort	48	General Counsel and Secretary
Samantha Sloan	48	Executive Vice President - Corporate Affairs

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

Alexander R. Bradley was appointed Chief Financial Officer in October 2016. He joined First Solar in May 2008, and previously served as Vice President of both Treasury and Project Finance, leading or supporting the structuring, sale, and financing of over $10 billion and approximately 2.7 GW of the Company’s worldwide development assets, including several of the largest PV power plant projects in North America. From June 2016 to June 2018, Mr. Bradley also served as an officer and board member of the general partner of 8point3. Prior to joining First Solar, Mr. Bradley worked at HSBC in investment banking and leveraged finance, in London and New York, covering the energy and utilities sector. He received his Master of Arts from the University of Edinburgh, Scotland. He serves as a member of the board of directors of Sandisk Corporation.

Georges Antoun was appointed Chief Commercial Officer in July 2016. He joined First Solar in July 2012 as Chief Operating Officer before being appointed as President, U.S. in July 2015. Mr. Antoun has over 30 years of operational and technical experience, including leadership positions at several global technology companies. Prior to joining First Solar, Mr. Antoun served as Venture Partner at Technology Crossover Ventures (“TCV”), a private equity and venture firm that he joined in July 2011. Before joining TCV, Mr. Antoun was the Head of Product Area IP & Broadband Networks for Ericsson, based in San Jose, California. Mr. Antoun joined Ericsson in 2007, when Ericsson acquired Redback Networks, a telecommunications equipment company, where Mr. Antoun served as the Senior Vice President of World Wide Sales & Operations. After the acquisition, Mr. Antoun was promoted to Chief Executive Officer of the Redback Networks subsidiary. Prior to Redback Networks, Mr. Antoun spent five years at Cisco Systems, where he served as Vice President of Worldwide Systems Engineering and Field Marketing, Vice President of Worldwide Optical Operations, and Vice President of Carrier Sales. Prior to Cisco Systems, he was the Director of Systems Engineering at Newbridge Networks, a data and voice networking company. Mr. Antoun started his career at Nynex (now Verizon Communications), where he was part of its Science and Technology Division. Mr. Antoun serves as a member of the board of directors of Marathon Digital Holdings and MARA Holdings, and serves on the Federal Reserve Bank of Atlanta’s Energy Advisory Council. He is also the Chairman of the University of Louisiana’s College of Engineering Dean’s Advisory Council board. He earned a Bachelor of Science degree in engineering from the University of Louisiana at Lafayette and a Master of Science in information systems engineering from NYU Poly.

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

Jason Dymbort joined First Solar in March 2008 and was appointed General Counsel and Secretary in July 2020. He oversees First Solar’s legal department worldwide, including its transactional, trade, intellectual property, compliance, and corporate governance functions. In addition to his duties as General Counsel and Secretary, Mr. Dymbort directs the Company’s advocacy strategies, defining its responses to challenges and opportunities in areas such as trade and industrial policy. With nearly 18 years at First Solar, Mr. Dymbort’s experience covers every aspect of the solar value chain, from developing and constructing solar projects to marketing and selling utility-scale solar assets to manufacturing and supply chains. Between 2015 and 2018, Mr. Dymbort served as General Counsel and Secretary for the general partner of 8point3 Energy Partners, then a publicly-traded yieldco and affiliate of First Solar. Before joining First Solar, Mr. Dymbort was a corporate attorney at Cravath, Swaine & Moore LLP. He holds a Juris Doctor degree from the University of Pennsylvania Law School, where he was a member of the Penn Law Review, and a bachelor’s degree from Brandeis University.

Samantha Sloan joined First Solar in August 2009 and was appointed Executive Vice President of Corporate Affairs in April 2025. Ms. Sloan drives the Company’s global policy and public affairs, corporate social responsibility, and corporate marketing efforts. In her role, Ms. Sloan primarily works to advocate for domestic energy technology innovation, R&D, manufacturing, and trade policy. She also oversees First Solar’s global marketing and media relations activities, as well as research, disclosure, and reporting related to the Company’s commitment to Responsible Solar. Before joining First Solar, Ms. Sloan served as the head of global strategic marketing of the semiconductor segment at Applied Materials, the world’s leading materials engineering solutions company. Ms. Sloan holds a Bachelor of Science in Materials Science and Engineering from the University of California, Berkeley.

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

Risks Related to Our Markets and Customers

•Competition in solar markets globally and across the solar value chain is intense and could remain that way for an extended period of time. The solar industry may experience periods of structural imbalance between global PV module supply and demand that result in periods of pricing volatility. If our competitors maintain module pricing at levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if global demand for PV modules decreases relative to installed production capacity, our business, financial condition, and results of operations could be adversely affected.

•The modification, reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.

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

•Our failure to effectively manage module manufacturing and related costs, including costs related to raw materials and logistics services, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.

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

•Our failure to protect or successfully commercialize our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Risks Related to Regulations

•We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

•Existing regulations and policies, changes thereto, and new regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of PV solar products, which may significantly reduce demand for our modules.

General Risk Factors

•Cybersecurity incidents or information or security breaches, or those of third parties with which we do business, could have a material adverse effect on our business, financial condition, and results of operations.

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

In the aggregate, we believe manufacturers of solar cells and modules have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. For example, we estimate that in 2025 approximately 105 GW of capacity was added by solar module manufacturers, primarily in China. We believe the solar industry may from time to time experience periods of structural imbalance between supply and demand, and that excess capacity will continue to put pressure on pricing. Module average selling prices in many global markets have declined. However, recent module pricing in the United States, our primary market, has remained stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA, energy tax credit eligibility restrictions (including foreign-entity-related limitations) as amended by the OBBBA, and tariffs on modules imported into the United States. There may be additional pressure on global demand and average selling prices in the future resulting from fluctuating demand in certain major solar markets, such as China. If our competitors maintain module pricing at levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if global demand for PV modules decreases relative to installed production capacity, our business, financial condition, and results of operations could be adversely affected.

The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.

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

In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:

•United States — IEEPA Tariffs. In 2025, the U.S. President imposed a series of tariffs on nearly all U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). As it pertains to the countries where we manufacture solar modules, IEEPA tariffs applied to Vietnam (20%), India (25%), and Malaysia (19%). In August 2025, the U.S. President had imposed an additional 25% tariff on India over its purchases of Russian oil, resulting in an overall rate of 50%. On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. President Trump responded immediately by revoking the IEEPA tariff actions and imposing new global tariffs pursuant to Section 122 of the Trade Act of 1974 (“Section 122”), which provides for tariffs up to 15% for a period of no more than 150 days. The additional, higher tariffs on imports from these countries has increased the costs of our solar modules manufactured in these countries with respect to our U.S. market. Further, such circumstances have and may continue to impact our ability to sell certain modules into the United States and therefore have and may continue to also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results have and may continue to be adversely impacted by these tariffs.

•United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. The U.S. President imposed an additional 10% tariff on all imports from China, related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics and a 10% reciprocal tariff on China, effective until November 10, 2026, under IEEPA. On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful, and President Trump immediately revoked the IEEPA tariff actions, including the additional tariffs on China, and replaced them with a new global tariff pursuant to Section 122. Our operating results could be adversely impacted by revocation of the IEEPA tariffs on China.

•United States — Port Fees on Certain Chinese Vessel Operators and Chinese Vessel Owners. On April 17, 2025, the Office of the U.S. Trade Representative published a notice of final action based on an investigation under Section 301 of the Trade Act of 1974 into China’s targeting of the maritime, logistics, and shipbuilding sectors for dominance. The action imposes new port fees on Chinese vessel operators and/or Chinese vessel owners as well as on non-Chinese operators of Chinese-origin vessels beginning on October 14, 2025. The level of fees is on a sliding scale per net ton or, in the case of non-Chinese operators, the higher of a net ton or container-based fee. Effective November 10, 2025, however, the United States suspended implementation of such action for one year. Once implemented, such fees may impact our logistics services and consequently impact our profitability and results of operations.

•United States — Tariffs on Certain Foreign-imported Aluminum, Steel, Copper, Timber and Lumber. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) from 25% to 50%. Effective August 1, 2025, the U.S. President imposed tariffs of 50% on copper under Section 232. Effective October 14, 2025, the U.S. President imposed tariffs of 10% on imported softwood timber and lumber products under Section 232. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

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

•United States — Antidumping and Countervailing Duties on Certain Traded Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the U.S. International Trade Commission (“USITC”) to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. On April 21, 2025, the USDOC announced final determinations in the AD/CVD investigations. Final AD/CVD rates ranged from de minimis to over 3,400%, depending on the particular foreign producer. On June 9, 2025, the USITC notified USDOC of its final affirmative determinations in the AD/CVD investigations. AD/CVD orders, including the assessment of AD/CVDs and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In August 2025, the USITC issued affirmative preliminary determinations. The USDOC is expected to issue its preliminary countervailing duty determinations in February 2026 and preliminary antidumping duty determinations in April 2026.

•India — Domestic and Foreign Imports. The Approved List of Models and Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy (“MNRE”), and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. In April 2024, the government of India reimposed the ALMM, thereby requiring solar project developers to procure qualifying modules from companies on the list, which includes our Indian manufacturing facility. Also in April 2024, the ALMM was amended to include specific minimum conversion efficiency thresholds for CdTe solar technologies starting at 18% for solar lighting, 18.5% for rooftop applications, and 19% for utility-scale applications. In December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026; in August 2025, the relevant list of qualifying entities was released, which included First Solar as an approved manufacturer. In September 2025, the MNRE released draft amendments that would require nearly all solar development projects to use PV modules that contain domestically manufactured wafers, which is expected to be effective for such projects completed on or after June 2028; the proposed list was released at that time, which included First Solar as an approved manufacturer. In November 2025, the MNRE released a draft proposal that would increase the minimum efficiency of PV modules for manufacturers to be included in the ALMM beginning in 2027. If enacted, the proposal would negatively impact our ability to sell modules within the Indian market. Our operating results could also be adversely impacted if the ALMM requirements are significantly relaxed to allow modules, solar cells, or certain other key module components to be imported from other countries.

•India — Import Duty Tariffs. In April 2022, the Indian government began imposing import duty tariffs of 40% on solar modules and 25% on solar cells. In connection with such April 2022 tariffs, the Indian government also implemented a regulation mandating that any solar project with federal utility, state utility, or commercial and industrial off-takers that interconnects through government owned transmission lines only use solar modules from manufacturers included in the ALMM, and a requirement that all federal procurement of solar modules be only from cells and modules produced domestically. However, in February 2025, the Indian government began imposing import duty tariffs of 20% each on solar modules and cells and levied additional tax on certain commercial agricultural production, which included a tax of 20% on solar modules and 7.5% on solar cells. Therefore, the aggregate impact on the import of solar modules and cells is 40% and 27.5%, respectively.

These examples show that established markets for PV solar development face uncertainties arising from policy, regulatory, and governmental actions. While the expected potential of the markets we are targeting is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, changing government policy and priorities, the imposition or lowering of trade remedies and other trade barriers, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements, and limited available infrastructure. Any negative impacts from changes in policy, regulatory, and governmental actions could negatively affect our business, reduce our net sales, profitability and/or market share, and consequently affect our results of operations, prospects, and financial condition.

The loss of any of our large customers, or the inability of our customers and counterparties to perform under their contracts with us, including through terminations by customers of any contract in part or in full, has reduced and, in the future, could significantly reduce our net sales and negatively impact our results of operations.

Our customers include developers and operators of systems, utilities, independent power producers, commercial and industrial companies, and other system owners, who may experience intense competition at the system level, thereby constraining the ability for such customers to sustain meaningful and consistent profitability. The loss of any of our large customers, their inability to perform under their contracts, or their default in payment has reduced and, in the future, could significantly reduce our net sales and/or adversely impact our operating results. While our contracts with customers typically have certain firm purchase commitments and may require our customers to make payments to us if a contract is terminated in certain circumstances, those contract terms have in the past and may in the future be breached by our customers or subject to renegotiation. These contract breaches and renegotiations have and may continue to reduce the volume of modules sold under the relevant contracts, postpone delivery schedules, and/or otherwise decrease the revenue we realize under these contracts and, correspondingly, negatively impact, potentially significantly, our results of operations. This includes cases where our ability to subsequently resell solar modules sold under terminated and/or renegotiated contracts may be constrained by the project lead times of our customers, their required module specifications, or other factors. For example, on September 30, 2025, First Solar filed a complaint in the Supreme Court of the State of New York asserting that BP Solar Holding LLC and its affiliate Lightsource Renewable Energy Trading, LLC breached their contractual obligations with First Solar, having entered into various master supply agreements to purchase solar modules from First Solar and then refusing to pay the amounts owed under the purchase orders. See Part I Item 3. “Legal Proceedings” for additional information. Additionally, although we require some form of payment security from our customers, such as cash deposits, parent guarantees, bank guarantees, surety bonds, or commercial letters of credit, in the event the providers of such payment security fail to perform their obligations, our operating results could be adversely impacted.

An increase in interest rates or tightening of the supply of capital in the global financial markets (including a reduction in total tax equity availability) could make it difficult for customers to finance the cost of a PV solar power system and could reduce the demand for our modules and/or lead to a reduction in the average selling price for our modules.

Many of our customers depend on debt and/or equity financing to fund the initial capital expenditure required to develop, build, and/or purchase a PV solar power system. As a result, an increase in interest rates, or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers to secure the financing necessary to develop, build, purchase, or install a PV solar power system on favorable terms, or at all, and thus lower demand for our solar modules, which could limit our growth or reduce our net sales. For additional information, see the Risk Factor entitled, “The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.” In addition, we believe that a significant percentage of our customers install systems as an investment, funding the initial capital expenditure through a combination of equity and debt. An increase in interest rates could lower an investor’s return on investment in a system, increase equity return requirements, or make alternative investments more attractive relative to PV solar power systems and, in each case, could cause these customers to seek alternative investments.

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

Refer also to the Risk Factors entitled, “Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor, and tax conditions in the United States and/or foreign countries,” “The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results,” and “We may be unable to generate sufficient cash flows or have access to the sources of external financing necessary to fund planned capital investments in manufacturing capacity and product development.”

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

We expect to compete with future entrants into the PV solar industry and existing market participants that offer new or differentiated technological solutions. For example, while conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Such technology can improve the overall energy production of a module relative to nameplate power when applied in certain applications, which could potentially lower the overall LCOE of a system when compared to systems using conventional solar modules, including the modules we currently produce. Additionally, certain module manufacturers have introduced n-type mono-crystalline modules, such as tunnel oxide passivated contact (“TOPCon”) modules, which may provide certain improvements to module efficiency, temperature coefficient, and bifacial performance, and claim to provide certain degradation advantages compared to other mono-crystalline modules. Finally, many of our competitors are promoting modules with larger overall area based on the use of larger silicon wafers. While the transition to such larger wafers would increase nameplate power, we believe the associated production cost would not improve significantly.

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

Our competitors have decided, and in the future could decide, to reduce their sales prices in response to competition, even below their manufacturing costs, in order to generate sales, and may do so for a sustained period. Certain competitors, including many in China, may have direct or indirect access to sovereign capital or other forms of state support, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time. As a result, we may be unable to sell our solar modules at attractive prices, or for a profit, during any period of excess supply of solar modules, which would reduce our net sales and adversely affect our results of operations. Additionally, we may decide to lower our average selling prices to customers in certain markets in response to competition, which could also reduce our net sales and adversely affect our results of operations.

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

We have identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. We currently believe the primary causes of the issues have been identified and we have taken actions to address such issues. The ultimate loss we will incur for these manufacturing issues will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any additional commitments we may make to remediate the affected modules. Based on currently available information, various settlement agreements with customers, and certain assumptions and estimates, we believe a reasonable estimate of the aggregate remaining losses related to these manufacturing issues will range from approximately $35 million to $75 million. Within that range, we recorded a specific warranty liability of $50 million as of December 31, 2025, which represents our best estimate of expected future losses related to the identified manufacturing issues. If any of our estimates or assumptions related to the above referenced manufacturing issues are not accurate, we may be required to accrue additional expenses, which could adversely impact our reputation, financial position, operating results, and cash flows.

If any of the assumptions used in estimating our module warranties prove incorrect, we may also be required to accrue additional expenses, which could adversely impact our financial position, operating results, and cash flows. Although we have taken significant precautions to avoid future manufacturing issues from occurring, any manufacturing issues, including any additional commitments made by us to take remediation actions in respect of affected modules beyond the stated remedies in our warranties, could also adversely impact our reputation, financial position, operating results, and cash flows.

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

We need to continue to invest significant financial resources in R&D to further improve the energy yield of our modules and otherwise keep pace with technological advances in the solar industry. However, R&D activities are inherently uncertain, and we could encounter difficulties in commercializing our research results. We seek to continuously improve our products and processes, including, for example, certain planned improvements to our CdTe module technology and manufacturing capabilities, and the resulting changes carry potential risks in the form of delays, performance, additional costs, or other unintended contingencies. For example, we commenced a limited commercial production run of modules employing our CuRe technology in late 2024, and beginning in the first quarter of 2026, we intend to permanently convert one of our Ohio facilities to CuRe, followed by a phased replication of the technology across certain manufacturing facilities within our fleet. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. These technology attributes must be proven to be effective in real-world operating conditions. We may encounter unanticipated challenges as we implement design and process changes in connection with the CuRe program and other technology improvements.

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

Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could interrupt or impair our ability to manufacture our solar modules, or increase our manufacturing costs. Several of our key raw materials and components, in particular CdTe, tellurium, products containing tellurium, substrate glass, and manufacturing equipment are either single-sourced or sourced from a limited number of suppliers. As a result, the failure of any of our suppliers to perform could disrupt our supply chain and adversely impact our operations. In addition, some of our suppliers are smaller companies that may be unable to supply our increasing demand for raw materials and components as we expand or seek to expand our business. We may be unable to identify new suppliers or qualify their products for use on our production lines in a timely manner and on commercially reasonable terms. A constraint on our production may result in our inability to meet our capacity plans and/or our obligations under our customer contracts, which would have an adverse impact on our business. Additionally, reductions in our production volume may put pressure on suppliers, resulting in increased material and component costs.

A disruption in our supply chain for CdTe, tellurium, products containing tellurium, or other key raw materials, or equipment could interrupt or impair our ability to manufacture solar modules and could adversely impact our profitability and long-term growth prospects.

A key raw material used in our module production process is a CdTe compound. Tellurium, one of the main components of CdTe, is mainly produced as a by-product of copper refining, and therefore, its supply is largely dependent upon demand for copper. If our competitors begin to use or increase their demand for tellurium, our requirements for tellurium increase, new applications for tellurium emerge, or adverse trade laws or policies restrict our ability to obtain tellurium from foreign vendors or make doing so cost prohibitive, the supply of tellurium, products containing tellurium, and related CdTe compounds could be reduced and prices could increase. For example, in early February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium. As mentioned above, tellurium is one of the main components of our CdTe module production process. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Exporters of tellurium and related products are generally required to obtain a license from the Chinese Ministry of Commerce, which may be difficult, costly, and time-consuming, and our suppliers may not be successful in obtaining necessary export licenses in a timely manner or at all. Challenges in obtaining required export licenses may disrupt certain aspects of our supply chain for tellurium and products containing tellurium, which could result in raw material cost increases and/or disrupted production timelines. A constraint on our production may result in our inability to (i) meet our capacity plans, (ii) meet obligations under our customer contracts, and/or (iii) realize transaction price adjustments associated with future module technology improvements, which could adversely impact our profitability and long-term growth objectives. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Trends and Uncertainties” for additional information regarding China’s export controls.

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

Our failure to effectively manage module manufacturing and related costs, including costs related to raw materials and logistics services, could render our solar modules uncompetitive and reduce our net sales, profitability, and/or market share.

Certain of our key raw material purchase contracts include variable pricing terms, which are driven by underlying indices for certain commodities, including aluminum, steel, and natural gas, among others. Fluctuations in such underlying commodity indices may increase our raw material costs. For example, in February 2025, the U.S. President announced an additional 10% tariff on all imports from China, which is related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics. For additional information about global tariffs and trade developments, see the Risk Factor entitled, “The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

Protection of our proprietary processes, methods, and other technology is critical to our business. Failure to protect and monitor the use of our existing intellectual property rights or to successfully commercialize future intellectual property rights could result in the loss of valuable technologies. We rely primarily on patents, trademarks, trade secrets, copyrights, and contractual restrictions to protect our intellectual property. We regularly file patent applications to protect certain inventions arising from our R&D and are currently pursuing such patent applications in various countries in accordance with our strategy for intellectual property. Our existing patents and future patents could be challenged, invalidated, circumvented, or rendered unenforceable. Our pending patent applications may not result in issued patents, or if patents are issued to us, such patents may not be sufficient to provide meaningful protection against competitors or against competitive technologies.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Additionally, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. For example, on February 25, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against JinkoSolar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On April 15, 2025, Mundra, whose parent corporation is Adani Green Technology Limited, filed a lawsuit in the United States District Court for the District of Delaware seeking a judgment declaring that it has not infringed two of our U.S. TOPCon patents. On May 9, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against Canadian Solar and its related entities alleging infringement of certain of our U.S. TOPCon patents. Further, on February 24, 2026, we filed a petition with the USITC asserting that entities affiliated with Axitec Solar, Canadian Solar, JA Solar, JinkoSolar, Mundra, Philadelphia Solar, Hanwha QCells, Runergy, Trina Solar, and VSUN directly and indirectly infringe a First Solar patent through the importation and sale of certain TOPCon solar products. We cannot ensure that the outcome of such litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation or the related ex parte reexaminations may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against such litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

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

We are in the process of expanding our domestic manufacturing capacity by approximately 4 GW including the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026. If we cannot successfully execute on our current capacity expansion plans, we may incur significant costs in excess of our expected investment for these new facilities. If we are not able to effectively manage current or future expansion activities or realize their anticipated benefits, it may adversely impact our results of operations.

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

Risks Related to Regulations

We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.

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

Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For example, during 2025, 2024, and 2023, we entered into various agreements for the sales of Section 45X tax credits generated in 2025, 2024, and 2023, respectively. For further information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” However, there is no assurance that future sales of tax credits will be available to us on similar or alternative terms or at all. In connection with the sale of Section 45X tax credits, we agree to indemnify the purchasers for certain losses they may suffer, including as a result of any inability to claim all or any portion of the Section 45X tax credits sold, subject to certain exceptions and limitations. If we are required to make an indemnification payment to a purchaser of a tax credit it may have a material impact on our results of operations and financial condition. Furthermore, the current U.S. presidential administration and control of the U.S. Congress present uncertainty as to the continued availability of certain benefits. For example, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, on July 4, 2025, the U.S. President signed H.R.1 into law, commonly referred to as the “One Big Beautiful Bill,” which significantly curtails the availability of certain energy tax credits.

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

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors may also be focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. While our vision is to lead the world’s sustainable energy future through solar technology that is eco-efficient and socially responsible, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, business, and ability to attract and retain qualified employees may be harmed.

Furthermore, customer, investor, regulatory, and employee expectations in areas such as corporate responsibility have been rapidly evolving. Certain government agencies and regulators are considering rules requiring the disclosure of certain ESG matters, and we may be subject to those disclosure requirements. For example, in California, the Climate Corporate Data Accountability Act, and the Climate-Related Financial Risk Act each impose climate-related reporting requirements on large companies conducting business in the state of California, and we expect we will be subject to these new laws. Our ability to compete and to meet investor or other industry stakeholder expectations also depends on effectively executing on our approach to responsible sourcing and supply chain due diligence. The enhanced stakeholder focus on ESG issues relating to First Solar requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet regulatory requirements and stakeholder expectations or achieve our corporate responsibility-related goals may result in the loss of business, diluted market valuation, an inability to attract customers, or an inability to attract and retain top talent.

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

We are subject to income taxes in the various jurisdictions in which we operate. Accordingly, we are subject to a variety of tax laws and interpretations of such laws by local tax authorities. Longstanding international tax laws that determine each country’s jurisdictional tax rights in cross-border international trade continue to evolve as a result of the base erosion and profit shifting reporting requirements and the introduction of the global minimum tax recommended by the Organisation for Economic Co-operation and Development (“OECD”). For example, the OECD Pillar Two framework introduces a global minimum corporate tax rate of 15% for companies with global revenues above certain thresholds. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain jurisdictions in which we operate have adopted, and other jurisdictions are in the process of introducing, legislation to implement Pillar Two. As these rules are implemented and applied to our operating results, our effective tax rate and tax liabilities may be materially affected, including as a result of the geographic mix and profitability of our operations. Given the complexities of Pillar Two, we expect to continue to monitor the changes and evaluate their potential impact to our results of operations.

Additionally, in August 2022, the previous U.S. President signed into law the IRA, which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax (the “CAMT”) of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing various incentives, including the introduction of the advanced manufacturing production credit under Section 45X of the IRC. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, we will continue to monitor these developments and evaluate the potential future impact to our results of operations. For further information, see the Risk Factor entitled, “We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” Changes to these and other tax laws and regulations could have a material adverse impact on our business, financial condition, and results of operations.

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

From time to time, we have been and may be subject to disputes and litigation, with and without merit, that may be costly and which may divert the attention of our management and our resources in general, whether or not any dispute actually proceeds to litigation. The results of complex legal proceedings are difficult to predict. Moreover, complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Any resolution of litigation, or threatened litigation, could involve the payment of damages or expenses by us, which may be significant or involve an agreement with terms that restrict the operation of our business. For example, in September 2025, First Solar filed a complaint in the Supreme Court of the State of New York asserting that BP Solar Holding LLC and its affiliate Lightsource Renewable Energy Trading, LLC (together, the “Defendants”) breached their contractual obligations with First Solar and demanding payment from the Defendants of $323.6 million, along with certain other receivables for solar modules previously delivered to the Defendants. In December 2025, the Defendants answered the complaint and filed a series of counterclaims, requesting damages in the amount of $175 million plus the return of $15 million credit support taken by First Solar. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be significant. These costs may exceed the dollar limits of our insurance policies or may not be covered at all by our insurance policies. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that additional securities or other litigation will not be filed against us in the future. See Note 14. “Commitments and Contingencies – Legal Proceedings” to our consolidated financial statements and Item 3. “Legal Proceedings” for more information on our legal proceedings.

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

The Head of Cyber Security oversees the cybersecurity team, which assesses and manages cybersecurity risks at First Solar as part of our information security program. The Head of Cyber Security and our cybersecurity team members collectively hold certifications in cyber-risk oversight from the National Association of Corporate Directors, Certified Systems Security Officer and Certified Information Systems Manager credentials, and Certified Information Systems Security Professional and Systems Security Certified Practitioner credentials. The Head of Cyber Security, who has over 20 years of information security experience, reports to the Chief Information Officer. Our Chief Information Officer has 26 years of information technology experience, including 19 years in leadership roles at First Solar. They regularly brief the executive leadership team and, at least quarterly, brief the audit committee of the board of directors on cybersecurity matters.

The cybersecurity risks identified as part of our information security program are integrated into our enterprise risk management program. The audit committee reviews the integration of our cybersecurity controls and procedures with our overall risk management systems and processes, and reviews and discusses with management First Solar’s major information security risks (including cybersecurity) and the steps management has taken to monitor, control, and limit such exposures and risks. An Information Security Steering Committee, which is comprised of executive leadership, serves in an advisory capacity regarding the implementation, support, and management of the information security program and compliance with applicable state and federal laws and regulations. This committee aligns business initiatives, material digital risks, risk tolerance levels, and security requirements with the information security roadmap.

The cybersecurity team actively manages cybersecurity threats and incidents through comprehensive technical tooling, reporting, partnerships, and processes. Intrusion prevention, detection, and response systems, access management systems, and incident and vulnerability management systems are all examples of technical tools employed by First Solar’s cybersecurity team to protect our information and operational technology environment.

Our incident response plan includes specific criteria for determining the potential impact of an identified cybersecurity incident and defined escalation protocols to determine which internal and external stakeholders should be involved and the appropriate communication channels, including considerations of any reporting based on regulatory requirements. Further, at least annually, certain key members from our cybersecurity team engage in cybersecurity tabletop exercises alongside certain members of both our executive team and board of directors, which are designed to simulate a cybersecurity threat or incident to test First Solar’s incident response plan. Cybersecurity incidents are evaluated on a case-by-case basis and are categorized as low, moderate, or high impact incidents depending on qualitative and quantitative factors, including, but not limited to, their operational impact, degree of compromise, legal or regulatory impacts, and data disclosure impacts. The audit committee of the board of directors is notified if a potentially material incident is identified and reviews our response to material cybersecurity incidents, including disclosure considerations and the engagement of forensic and other technology experts to ascertain the extent of the incident, remediation actions, and responsive measures to prevent or mitigate future incidents.

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

Item 2. Properties

As of December 31, 2025, our principal properties consisted of the following:

Nature	Location	Held
Corporate headquarters	Phoenix, Arizona, United States	Lease
R&D facility	Santa Clara, California, United States	Lease
Manufacturing plants, R&D facilities, and administrative offices	Perrysburg and Lake Township, Ohio, United States	Own
Manufacturing plants	Kulim, Kedah, Malaysia	Lease land, own buildings
Manufacturing plants	Ho Chi Minh City, Vietnam	Lease land, own buildings
Manufacturing plant	Tamil Nadu, India	Lease land, own buildings
Manufacturing plant	Trinity, Alabama, United States	Own
Manufacturing plant	Iberia Parish, Louisiana, United States	Lease land, own buildings
Manufacturing plant (1)	Gaffney, South Carolina, United States	Lease
——————————
(1)Manufacturing plant currently under construction; operations are expected to commence in the second half of 2026.

Item 3. Legal Proceedings

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

On July 18, 2025, JinkoSolar Co. Ltd. filed an inter partes review before the U.S. Patent and Trademark Office (the “USPTO”) alleging First Solar’s patent asserted in the District of Delaware litigation (the “’074 Patent”) is invalid over certain prior art. On September 29, 2025, First Solar filed a brief requesting that the inter partes review be discretionarily denied. On November 20, 2025, the U.S. Patent Trial and Appeal Board declined the petition, ending the proceeding.

On December 15, 2025, JinkoSolar filed a petition for an ex parte reexamination of First Solar’s ‘074 patent. First Solar is evaluating the petition and preparing its response. The USPTO decision on whether to issue an order granting or denying the reexamination is due on March 15, 2026.

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

On August 15, 2025, Mundra filed an inter partes review before the USPTO alleging that First Solar’s ’732 Patent is invalid over certain prior art. On October 17, 2025, First Solar filed a brief requesting that the inter partes review be discretionarily denied. On December 11, 2025, the U.S. Patent Trial and Appeal Board declined the petition, ending the proceeding.

On December 19, 2025, Mundra filed a petition for an ex parte reexamination of First Solar’s ‘074 patent. First Solar is evaluating the petition and preparing its response. The USPTO decision on whether to issue an order granting or denying the reexamination is due on March 19, 2026.

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

On August 22, 2025, Canadian Solar (USA) Inc. filed an inter partes review before the USPTO alleging that First Solar’s ’074 Patent is invalid over certain prior art. On October 24, 2025, First Solar filed a brief requesting that the inter partes review be discretionarily denied. On December 18, 2025, the U.S. Patent Trial and Appeal Board declined the petition, ending the proceeding.

USITC Proceeding

On February 24, 2026, First Solar filed a petition with the USITC asserting that entities affiliated with Axitec Solar, Canadian Solar, JA Solar, JinkoSolar, Mundra, Philadelphia Solar, Hanwha QCells, Runergy, Trina Solar, and VSUN (collectively, the “Respondents”) directly and indirectly infringe a First Solar patent through the importation and sale of certain TOPCon solar products. First Solar alleges that the Respondents’ TOPCon solar products contain solar cells manufactured using a method claimed in the patent. First Solar seeks a general exclusion order preventing the importation of infringing TOPCon solar products made by any foreign entity or, in the alternative seeks a limited exclusion order preventing the importation of infringing TOPCon products by the Respondents. In addition, First Solar seeks a cease-and-desist order preventing the sale of infringing TOPCon products that were previously imported.

Customer Contract Dispute

On September 30, 2025, First Solar filed a complaint in the Supreme Court of the State of New York asserting that BP Solar Holding LLC and its affiliate Lightsource Renewable Energy Trading, LLC (together, the “Defendants”) breached their contractual obligations with First Solar, having entered into various master supply agreements to purchase solar modules from First Solar and then refusing to pay the amounts owed under the master supply agreements. As a result of the failure to cure such breaches, First Solar terminated the various master supply agreements, which triggered certain contractual termination payment provisions amounting to $384.6 million, of which First Solar recognized $61.0 million in revenue during the quarter related to advance payments previously received from the Defendants. First Solar seeks monetary damages, demanding payment from the Defendants for the remaining termination payments of $323.6 million along with certain other receivables for solar modules previously delivered to the Defendants. The Defendants’ answers to the complaint were filed on December 5, 2025, which included denials of First Solar’s claims and a series of counterclaims related to the performance of modules previously sold to Defendants and claimed breaches of existing contracts. Defendants’ have demanded damages in the amount of $175 million plus the return of $15 million credit support taken by First Solar. We do not believe the Defendants have a legal basis for these counterclaims.

On February 10, 2026, First Solar filed and served a motion seeking dismissal of each of the Defendants’ counterclaims. A decision is not expected before May 2026.

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

Holders

As of February 20, 2026, there were 39 record holders of our common stock, which does not reflect beneficial owners of our shares.

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

Stock Price Performance Graph

The following graph compares the five-year cumulative total return on our common stock relative to the cumulative total returns of the S&P 500 Index and the Invesco Solar ETF, which represents a peer group of solar companies. For purposes of the graph, an investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the S&P 500 Index, and the Invesco Solar ETF on December 31, 2020, and its relative performance is tracked through December 31, 2025. This graph is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof, and irrespective of any general incorporation language in any such filing. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
First Solar, Inc.
S&P 500 Index
Invesco Solar ETF

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

None.

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. This discussion and analysis does not address certain items in respect of the year ended December 31, 2023. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for comparative discussions of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2023.

Executive Overview

We are America’s leading PV solar technology and manufacturing company. The only U.S.-headquartered company among the world’s largest solar manufacturers, First Solar is focused on competitively and reliably enabling power generation needs with our advanced, uniquely American thin film PV technology. Developed at R&D labs in California and Ohio, our technology provides a competitive, high-performance, and responsibly produced alternative to conventional crystalline silicon PV solar modules. Our PV solar modules are produced using a fully integrated, continuous process that does not rely on Chinese crystalline silicon supply chains.

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. We recently commenced operations at our fourth and fifth manufacturing facilities in the United States and completed the expansion of our manufacturing footprint at our existing facilities in Ohio. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026. Our global manufacturing footprint spans the United States, India, Malaysia, and Vietnam.

Certain of our financial results and other key operational developments for the year ended December 31, 2025 include the following:

•Net sales for 2025 increased by 24% to $5.2 billion compared to $4.2 billion in 2024. The increase in net sales was primarily driven by an increase in the volume of modules sold to third parties.

•Gross profit as a percentage of net sales decreased 3.6 percentage points to 40.6% in 2025 from 44.2% in 2024. The decrease was primarily driven by higher costs related to a sales mix that included more U.S.-produced modules, higher warehousing costs, additional duties and tariff costs, and higher logistics charges, partially offset by the recognition of higher advanced manufacturing production credits under Section 45X of the IRC.

•During 2025, we commenced production of Series 7 modules at our new manufacturing facility in Louisiana. During 2025, we produced 16.1 GW and sold 17.5 GW of solar modules.

•In June 2025 and July 2025, we entered into two separate agreements for the sale of $701.9 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.1 million. We received the full cash proceeds during the year ended December 31, 2025.

•In October 2025, we entered into two separate agreements for the sale of $699.7 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.2 million. We received initial cash proceeds of $573.0 million during the year ended December 31, 2025, and expect to receive the remaining cash proceeds of $95.2 million during the first quarter of 2026.

•During 2025, we terminated various master supply agreements with BP Solar Holding LLC and its affiliate Lightsource Renewable Energy Trading, LLC due to the customers’ failure to cure several breaches of their contractual obligations. These terminations triggered certain contractual termination payment provisions amounting to $384.6 million, of which we recognized $61.0 million as revenue for advance payments previously received from the customer. In September 2025, we filed a complaint with the Supreme Court of the State of New York seeking relief and demanding payment from these customers for the remaining termination payments along with certain other receivables for solar modules previously delivered.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous benefits, including economic benefits and speed of deployment, which make it an attractive complement to or substitute for traditional forms of energy generation. In recent years, the cost of electricity from PV solar power systems has generally been competitive with or below other forms of generation. Other technological developments in the renewable energy industry, such as the advancement of energy storage capabilities, have further enhanced the prospects of solar energy as an attractive complement to traditional forms of energy generation. As a result of these and other factors, worldwide solar markets continue to develop and expand.

Government incentive programs have contributed to this momentum by providing solar module manufacturers, project developers, and project owners with various incentives to accelerate the deployment of solar power generation. For more information about these incentive programs, see Item 1. “Business – Incentive Programs.” Although we compete in markets that do not require solar-specific government incentive programs, our net sales and profits remain subject to variability based on the availability and size of these programs, including tax and production incentives, renewable portfolio standards, and other incentive programs intended to stimulate economies, achieve decarbonization initiatives, and/or establish greater energy independence. Such programs continue to influence the demand for PV solar energy around the world.

Supply and Demand

As a result of the market opportunities described above, we recently commenced operations at our fourth and fifth manufacturing facilities in the United States and completed the expansion of our manufacturing footprint at our existing facilities in Ohio. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026. We believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States and India, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. Notwithstanding these considerations, utility and corporate demand for energy and overall electric load growth, especially as a result of AI-driven data center demand, continue to increase. Further, even on an unsubsidized basis, utility-scale PV solar is cost competitive with conventional forms of energy generation, including natural gas and nuclear, and is significantly faster to deploy than a five-year natural gas project development timeline or a much longer nuclear project timeline.

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

In light of these market realities, we continue to advocate for industrial and trade policies that provide a level playing field for manufacturers of solar cells and modules. We also continue to focus on our strategies and points of differentiation, which include our proprietary advanced module technology, our manufacturing process and distributed manufacturing presence, our localized supply chain, our R&D capabilities, our commitment to responsible solar, and our financial stability.

Pricing Competition

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for module manufacturers and project developers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Module average selling prices in many global markets have declined. However, recent module pricing in the United States, our primary market, has remained stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA, energy tax credit eligibility restrictions (including foreign-entity-related limitations) as amended by the OBBBA, and tariffs on modules imported into the United States.

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

We continue to devote significant resources to support the implementation of our technology roadmap and improve the energy output of our modules. In the course of our R&D activities, we explore various technologies in our efforts to sustain competitive differentiation of our modules. Such technologies include the development of bifacial modules, the implementation of our CuRe program, and the ongoing R&D of a viable and commercially scalable perovskite product.

•Bifacial. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate power, but by converting both front and back side irradiance, such technology may improve the overall energy production of a module relative to nameplate power when applied in certain applications, which could lower the overall LCOE of a system when compared to systems using monofacial solar modules.

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real-world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate power. In late 2024, we commenced a limited commercial production run of modules employing our CuRe technology, and during the first half of 2025, we sold our first CuRe modules to customers. Beginning in the first quarter of 2026, we intend to permanently convert one of our Ohio facilities to CuRe, followed by a phased replication of the technology across certain manufacturing facilities within our fleet.

•Perovskite. We continue to research and develop our thin-film semiconductor technology, with a focus on the use of perovskite thin films. Perovskites have the potential to significantly increase the efficiency and reduce the cost of PV solar modules either through single-junction or potentially multi-junction devices. Supported by the associates at our California and European Technology Centers, we continue to advance our work on improving both the efficiency and stability of this technology in developing a commercially scalable perovskite product. Our investment in this technology also includes the construction of a dedicated perovskite development line at our Ohio facility.

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

Energy Performance

In many climates, our solar modules provide certain energy production advantages relative to competing crystalline silicon solar modules. As a result, our solar modules can produce more energy in real-world operating conditions than conventional crystalline silicon modules with the same nameplate power. For more information about these advantages, see Item 1. “Business – Business Strategy.” Additionally, we generally warrant that our solar modules will produce at least 98% of their labeled power output rating during the first year, with the warranty coverage reducing by a degradation factor every year thereafter throughout the limited power output warranty period of up to 30 years.

While our modules are generally competitive in cost, reliability, and performance attributes, there can be no guarantee such competitiveness will continue to exist in the future to the same extent, or at all. Any declines in the competitiveness of our products could result in declines in the average selling prices of our modules and additional margin compression. Accordingly, we continue to focus on enhancing the competitiveness of our solar modules through our module technology and cost reduction roadmaps.

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

Demand for our PV solar modules depends, in part, on certain factors outside our control. For example, many governments have proposed or enacted policies or incentive programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or incentive programs, our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government incentive programs include the following:

•United States. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. However, the current U.S. presidential administration and control of the U.S. Congress present uncertainty as to the continued availability of certain benefits. For example, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, on July 4, 2025, the U.S. President signed H.R.1 into law, commonly referred to as the “One Big Beautiful Bill,” which significantly curtails the availability of certain energy tax credits. H.R.1 includes accelerating the termination of the clean electricity ITC and PTC in relation to solar and restricting tax credits if a taxpayer employs certain products and components produced by a supplier with ties to a FEOC. H.R.1 also severely limits Section 45X tax credit eligibility for products manufactured by, or with material assistance from, a FEOC. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.”

Demand for our PV solar modules also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In April 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, and additional, higher reciprocal tariffs on certain countries. Effective May 14, 2025, the United States entered into an agreement with China to lower the reciprocal tariff rate to 10% for 90 days. This agreement has since been extended until November 10, 2026. As it pertains to the countries where we manufacture solar modules, IEEPA tariffs applied to Vietnam (20%), India (25%), and Malaysia (19%). In August 2025, the U.S. President had imposed an additional 25% tariff on India over its purchases of Russian oil, resulting in an overall rate of 50%. On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. President Trump responded immediately by revoking the IEEPA tariff actions and imposing new global tariffs pursuant to Section 122 of the Trade Act of 1974 (“Section 122”), which provides for tariffs up to 15% for a period of no more than 150 days. For more information about this development, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•United States. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 from 25% to 50%. Effective August 1, 2025, the U.S. President imposed tariffs of 50% on copper under Section 232. Effective October 14, 2025, the U.S. President imposed tariffs of 10% on imported softwood timber and lumber products under Section 232. Further, on April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232; on July 1, 2025, the U.S. Secretary of Commerce initiated a Section 232 investigation to determine whether imports of polysilicon and its derivatives impair U.S. national security; and on September 2, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of robotics and industrial machinery under Section 232. For more information about the context of these developments, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•China. In February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium, which is one of the main components of our CdTe modules. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Exporters of tellurium and related products are generally required to obtain a license from the Chinese Ministry of Commerce. In October 2025, China expanded its rare earths export controls, adding new minerals to its restricted list and requiring foreign entities to obtain a license to export any products containing over 0.1% of rare earths from China or manufactured using China’s extraction, refining, magnet-making, or recycling technology. In November 2025, China announced it would delay imposition of the October 2025 export controls for one year. In February 2026, the U.S. President announced the creation of an approximately $12 billion stockpile of critical minerals for U.S. manufacturers in response to the potential supply chain disruptions as a result of Chinese export controls. We have assembled a cross-functional team to interpret the export controls and related developments and analyze how they may impact materials required for our module production. We have applied for and intend to continue applying for export licenses where appropriate, as well as continuing to implement other strategic alternatives, such as sourcing from other suppliers to mitigate potential adverse impacts from these export controls. For more information about this development, see Item 1A. “Risk Factors – A disruption in our supply chain for CdTe, tellurium, products containing tellurium, or other key raw materials, or equipment could interrupt or impair our ability to manufacture solar modules and could adversely impact our profitability and long-term growth prospects.”

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. Following final affirmative determinations by the USDOC and USITC that identified final subsidy rates of 534.67% to 3,403.96% for Cambodia, 14.64% to 168.8% for Malaysia, 263.74% to 799.55% for Thailand, and 68.15% to 542.64% for Vietnam, AD/CVD orders, including the assessment of countervailing duties and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In addition to a range of alleged illegal subsidies, the petitioners identified dumping margins of 213.96% for India, 89.65% for Indonesia, and 245.79 to 249.09% for Laos. For more information about this development, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•India. The ALMM was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the MNRE, and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. For example, in December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026; in August 2025, the relevant list of qualifying entities was released, which included First Solar as an approved manufacturer. Further, in September 2025, the MNRE released draft amendments that would require nearly all solar development projects to use PV modules that contain domestically manufactured wafers, which is expected to be effective for such projects completed on or after June 2028; the proposed list was released at that time, which included First Solar as an approved manufacturer. In November 2025, the MNRE released a draft proposal that would increase the minimum efficiency of PV modules for manufacturers to be included in the ALMM beginning in 2027, which would potentially impact First Solar’s ability to sell modules within the Indian market. For more information about the ALMM, see Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have, and in the future could, negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

We generally price and sell our solar modules on a per watt basis. As of December 31, 2025, we had entered into contracts with customers for the future sale of 50.1 GW of solar modules for an aggregate transaction price of $15.0 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 23.2 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of December 31, 2025, the expected timing of such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.6 billion, the majority of which would be recognized in 2027 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable or unfavorable price adjustments associated with changes to (i) sales freight in excess of defined thresholds, (ii) changes to certain commodity prices, (iii) the module wattage committed for delivery, (iv) the volume of modules sold that meet certain U.S. domestic content requirements, and (v) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is canceled.

While our contracts with customers typically have certain firm purchase commitments and may require our customers to make payments to us if a contract is terminated in certain circumstances, those contract terms have in the past and may in the future be breached by our customers or subject to renegotiation. Among other things, these contract breaches and renegotiations have reduced, and may continue to reduce, the volume of modules sold under the relevant contracts and/or the extent of anticipated price adjustments for future module technology improvements, thereby reducing future sales of solar modules. Furthermore, our ability to subsequently resell solar modules sold under terminated and/or renegotiated contracts may be constrained by the project lead times of our customers, their required module specifications, or other factors. For example, on September 30, 2025, First Solar filed a complaint in the Supreme Court of the State of New York asserting that BP Solar Holding LLC and its affiliate Lightsource Renewable Energy Trading, LLC breached their contractual obligations with First Solar, having entered into various master supply agreements to purchase solar modules from First Solar and then refusing to pay the amounts owed under the purchase orders. For more information about this development, see Part I. Item 3. “Legal Proceedings.”

We monitor our modules’ expected performance through quality and reliability testing, as well as actual performance in certain field installation sites. Any declines in the expected performance attributes of our modules could adversely impact our financial results due to declines in the average selling prices of our modules and additional margin compression. For example, the identified manufacturing issues affecting certain Series 7 modules may adversely impact the average selling prices of our modules or the carrying value of our inventories. These manufacturing issues may also increase product warranty claims by our customers to resolve the premature power loss in affected modules. Any future manufacturing issues, including any additional commitment made by us to remediate the affected modules beyond our limited warranty, could also adversely impact our reputation, financial position, operating results, and cash flows. We may also be subject to certain other risks and uncertainties surrounding module performance as described in Item 1A. “Risk Factors – Problems with product quality or performance may cause us to incur significant and/or unexpected contractual damages and/or warranty and related expenses, damage our market reputation, and prevent us from maintaining or increasing our market share.”

We are in the process of expanding our domestic manufacturing capacity; this additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors,” including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, effectively manage our cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of net sales for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.4%	55.8%	60.8%
Gross profit	40.6%	44.2%	39.2%
Selling, general and administrative	3.9%	4.5%	6.0%
Research and development	4.5%	4.5%	4.6%
Production start-up	1.7%	2.0%	2.0%
Litigation loss	—%	—%	1.1%
Gain on sales of businesses, net	—%	—%	0.2%
Operating income	30.6%	33.2%	25.8%
Foreign currency loss, net	(0.7)%	(0.6)%	(0.6)%
Interest income	1.6%	2.1%	2.9%
Interest expense, net	(0.8)%	(0.9)%	(0.4)%
Other expense, net	(0.3)%	(0.3)%	(0.9)%
Income tax expense	(1.0)%	(2.7)%	(1.8)%
Net income	29.3%	30.7%	25.0%

Segment Overview

First Solar operates as one business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. As such, we operate as a single operating segment. Our third-party customers include system developers, independent power producers, utilities, commercial and industrial companies, large corporate energy buyers, and other system owners and operators.

Net sales

We generally price and sell our solar modules on a per watt basis. During 2025, Silicon Ranch Corporation and NextEra Energy each accounted for 10% or more of our net sales, and the majority of our solar modules were sold to developers and operators of systems in the United States. Substantially all of our net sales during 2025 were denominated in U.S. dollars. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. The revenue recognition policies for module sales are further described in Note 2. “Summary of Significant Accounting Policies” to our consolidated financial statements.

The following table shows net sales for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Net sales	$5,219,376	$4,206,289	$3,318,602	$1,013,087	24%	$887,687	27%

Net sales increased by $1.0 billion in 2025 primarily due to a 24% increase in the volume of modules sold to third parties.

Cost of sales

Our cost of sales includes the cost of raw materials and components for manufacturing solar modules, such as glass, transparent conductive coatings, CdTe and other thin film semiconductors, laminate materials, connector assemblies, edge seal materials, and frames or back rails. In addition, our cost of sales includes direct labor for the manufacturing of solar modules and manufacturing overhead, such as engineering, equipment maintenance, quality and production control, and information technology. Our cost of sales also includes depreciation of manufacturing plant and equipment, facility-related expenses, environmental health and safety costs, and costs associated with logistics, warranties, and solar module collection and recycling (excluding accretion).

The following table shows cost of sales for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Cost of sales	$3,099,037	$2,348,425	$2,017,923	$750,612	32%	$330,502	16%
% of net sales	59.4%	55.8%	60.8%

Cost of sales increased $750.6 million, or 32%, and increased 3.6 percentage points as a percent of net sales when comparing 2025 with 2024. The increase in cost of sales was driven by (i) higher costs of $651.6 million due to an increase in the volume of modules sold; (ii) higher production costs of $216.5 million, largely due to a higher sales mix of U.S.-produced modules and tariffs on raw materials; (iii) higher logistics costs of $173.1 million, which included detention and demurrage charges; (iv) higher warehousing costs of $130.7 million; and (v) tariffs on international modules imported into the United States of $94.4 million. These increases were partially offset by (vi) a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $601.8 million.

Gross profit

Gross profit may be affected by various factors, including the selling prices of our modules, our manufacturing costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates.

The following table shows gross profit for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Gross profit	$2,120,339	$1,857,864	$1,300,679	$262,475	14%	$557,185	43%
% of net sales	40.6%	44.2%	39.2%

Gross profit decreased 3.6 percentage points to 40.6% in 2025 from 44.2% in 2024 primarily due to (i) higher costs related to a sales mix that included more U.S.-produced modules; (ii) higher warehousing costs; (iii) additional duties and tariff costs; and (iv) higher logistics charges. As a percentage of net sales, these decreases in gross profit were partially offset by (v) the recognition of higher advanced manufacturing production credits under Section 45X of the IRC.

Selling, general and administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Selling, general and administrative	$203,759	$188,262	$197,622	$15,497	8%	$(9,360)	(5)%
% of net sales	3.9%	4.5%	6.0%

Selling, general and administrative expense in 2025 increased compared to 2024 primarily due to (i) higher expected credit losses from an increase in the aging of certain accounts receivable and (ii) higher costs for certain legal matters.

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

The following table shows research and development expense for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Research and development	$233,421	$191,375	$152,307	$42,046	22%	$39,068	26%
% of net sales	4.5%	4.5%	4.6%

Research and development expense in 2025 increased compared to 2024 primarily due to (i) higher employee compensation expense resulting from an increase in headcount, (ii) higher depreciation and maintenance costs resulting from our significant investments in R&D facilities and equipment, and (iii) higher utility costs.

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

The following table shows production start-up expense for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Production start-up	$86,295	$84,492	$64,777	$1,803	2%	$19,715	30%
% of net sales	1.7%	2.0%	2.0%

During 2025 and 2024, we incurred production start-up expense primarily for our fifth and fourth manufacturing facilities in the United States, respectively.

Litigation loss

The following table shows litigation loss for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Litigation loss	$—	$430	$35,590	$(430)	N/A	$(35,160)	(99)%
% of net sales	—%	—%	1.1%

Litigation loss was not significant in 2025 or 2024. In July 2021, Southern Power Company filed an arbitration demand with the American Arbitration Association against two of our subsidiaries. In July 2023, the arbitration panel issued an interim award letter adopting certain of Southern’s proposed individual award claims in the amount of $35.6 million. See Note 14. “Commitments and Contingencies” to our consolidated financial statements for further information about this matter.

Foreign currency loss, net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Foreign currency loss, net	$(38,569)	$(24,976)	$(21,533)	$(13,593)	54%	$(3,443)	16%

Foreign currency loss for the year ended December 31, 2025 increased compared to the prior year primarily due to differences between our economic hedge positions and the underlying currency exposures and higher costs associated with hedging activities related to our subsidiaries in India.

Interest income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Interest income	$81,762	$89,090	$97,667	$(7,328)	(8)%	$(8,577)	(9)%

Interest income during 2025 decreased compared to 2024 primarily due to lower average balances of time deposits and marketable securities. This decrease was partially offset by an increase in cash holdings and interest earned on trade receivables.

Interest expense, net

Interest expense, net primarily comprises interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Interest expense, net	$(44,131)	$(38,870)	$(12,965)	$(5,261)	14%	$(25,905)	200%

Interest expense, net during 2025 increased compared to 2024 primarily due to factoring certain trade receivables with recourse, which were accounted for as secured borrowings.

Other expense, net

Other expense, net primarily comprises miscellaneous items and financing fees.

The following table shows other expense, net for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Other expense, net	$(15,013)	$(13,326)	$(29,145)	$(1,687)	13%	$15,819	(54)%

Other expense, net for the year ended December 31, 2025 was consistent with the prior year.

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

The following table shows income tax expense for the years ended December 31, 2025, 2024, and 2023:

	Years Ended			Change
(Dollars in thousands)	2025	2024	2023	2025 over 2024		2024 over 2023
Income tax expense	$(52,684)	$(114,294)	$(60,513)	$61,610	(54)%	$(53,781)	89%
Effective tax rate	3.3%	8.1%	6.8%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period. Income tax expense decreased by $61.6 million during 2025 compared to 2024 primarily due to the beneficial effects of tax law associated with the IRA, partially offset by a lower relative benefit from the long-term tax holiday in Malaysia and higher pretax income in the current year.

Liquidity and Capital Resources

As of December 31, 2025, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, as of December 31, 2025 we had availability under an unused $1.0 billion revolving credit facility, as well as various trade receivables factoring arrangements with financial institutions. In February 2026, we terminated the existing revolving credit facility and replaced it with a larger, $1.5 billion revolving facility. For more information about these facilities, see Note 12. “Debt.” To the extent we offer extended payment terms to customers, fail to collect trade receivables in a timely manner, or face other challenges in managing our working capital, we may be required to use our Credit Facility or other temporary sources of funding. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term expansion activities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of December 31, 2025, we had $2.9 billion in cash, cash equivalents, and marketable securities compared to $1.8 billion as of December 31, 2024. This increase was primarily driven by (i) proceeds from the sale of Section 45X tax credits and (ii) higher cash receipts from module sales, including advance payments for future sales, partially offset by (iii) increases in payments made to suppliers, (iv) purchases of property, plant and equipment for our U.S. facilities, (v) various operating expenditures, (vi) certain advance payments for raw materials, and (vii) repayment of debt. As of December 31, 2025 and 2024, $0.5 billion and $0.7 billion of our cash, cash equivalents, and marketable securities, respectively, were held by our foreign subsidiaries and were primarily based in U.S. dollar, Indian Rupee, and Euro denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We use a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of December 31, 2025. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

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

In June 2025 and July 2025, we entered into two agreements for the sale of $701.9 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.1 million. We received the full cash proceeds during the year ended December 31, 2025. In October 2025, we entered into two agreements for the sale of $699.7 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.2 million. We received initial cash proceeds of $573.0 million during the year ended December 31, 2025, and expect to receive the remaining cash proceeds of $95.2 million during the first quarter of 2026. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors – “We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” See Note 8. “Government Grants” to our consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased domestic demand for our products, we recently commenced operations at our fourth and fifth manufacturing facilities in the United States and completed the expansion of our manufacturing footprint at our existing facilities in Ohio. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026. We anticipate our investment in this U.S. facility to be approximately $0.3 billion. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, and the advanced manufacturing production credit described above.

During 2026, we expect to spend between $0.8 billion and $1.0 billion for capital expenditures, including the new facility mentioned above, investments in various R&D initiatives, and upgrades to machinery and equipment. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors,” including those described under the headings “Our future success depends on our ability to effectively balance manufacturing production with market demand, effectively manage our cost per watt, and, when necessary, continue to build new manufacturing plants over time in response to market demand, all of which are subject to risks and uncertainties” and “If any future production lines are not built in line with committed schedules, it may adversely affect our future growth plans. If any future production lines do not achieve operating metrics similar to our existing production lines, our solar modules could perform below expectations and cause us to lose customers.”

We have committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could increase our manufacturing costs or interrupt or impair our ability to manufacture our solar modules. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination payments (which, in aggregate, are up to approximately $300 million as of December 31, 2025 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of December 31, 2025, such funds were comprised of restricted marketable securities of $217.2 million and associated restricted cash and cash equivalents of $6.9 million. As of December 31, 2025, our module collection and recycling liability was $146.0 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of December 31, 2025, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 14. “Commitments and Contingencies” to our consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Net cash provided by operating activities	$2,057,105	$1,217,999	$602,260
Net cash used in investing activities	(765,168)	(1,563,307)	(472,791)
Net cash (used in) provided by financing activities	(119,228)	24,849	336,853
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,099	(6,387)	5,285
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,175,808	$(326,846)	$471,607

Operating Activities

The increase in net cash provided by operating activities during 2025 was primarily driven by higher cash receipts from module sales, including advance payments for future sales, higher proceeds from the sale of Section 45X tax credits, and higher receipts from factoring certain trade receivables, partially offset by higher payments made to suppliers.

Investing Activities

The decrease in net cash used in investing activities during 2025 was primarily due to lower purchases of property, plant and equipment for our manufacturing facilities in the United States and India and higher net proceeds from sales and maturities of marketable securities.

Financing Activities

The increase in net cash used in financing activities during 2025 was primarily due to repayment of debt, partially offset by new borrowings under various debt agreements.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires greater disaggregation of an entity’s income tax disclosures. Among other things, ASU 2023-09 requires entities to disclose (i) specific categories in the effective tax rate reconciliation, (ii) pretax income or loss from continuing operations, separated between domestic and foreign jurisdictions, (iii) income tax expense or benefit from continuing operations, separated by federal, state, and foreign jurisdictions, and (iv) income taxes paid to federal, state, and foreign jurisdictions. We adopted ASU 2023-09 on a prospective basis effective January 1, 2025. The adoption did not have an impact on our consolidated financial position or results of operations but did require certain additional income tax disclosures. See Note 18. “Income Taxes” to our consolidated financial statements for the disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement. ASU 2024-03 is effective for public companies for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, but we do not expect to do so. The disclosure requirements will be applied on a prospective basis, with the option to apply retrospectively. We are currently evaluating the impact ASU 2024-03 will have on our associated disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) - Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities, which largely codifies our current approach to accounting for such grants. ASU 2025-10 is effective for public companies for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. Early adoption is permitted, and we intend to adopt this standard in the first quarter of 2026. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis, and we are currently evaluating these options. We do not expect ASU 2025-10 will have a significant impact on our consolidated financial statements or associated disclosures.

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

We periodically review our estimates of expected future recycling costs and may adjust our liability accordingly. Such adjustments are presented within “Cost of Sales” on our consolidated statements of operations. During the year ended December 31, 2025, we completed our annual cost study of obligations under our module collection and recycling program and determined that no adjustment to the associated liability was necessary. As of December 31, 2025, a 10% increase in the expected future recycling costs per module would increase the liability by $20.3 million.

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

In general, we expect the return rates for our Series 6 and Series 7 modules to be lower than the rates of our older series. Accordingly, we estimate that the return rate for such newer series of module technology will be less than 1%. As of December 31, 2025, a 10 basis point increase in the return rates across all series of module technology would increase our product warranty liability by $24.3 million.

During the year ended December 31, 2024, we identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. As part of our monitoring of module performance through certain field installation sites, we tested over 100 Series 7 modules, which provided a preliminary view of potential levels of underperformance related to our initial production of Series 7 modules. We then estimated what subset of the entire population of Series 7 modules sold was affected by the manufacturing issues as not all Series 7 modules exhibited the variability in the production process that may lead to the identified underperformance. Accordingly, in arriving at the range of reasonably possible losses, we estimated that approximately two-thirds of Series 7 modules sold prior to December 31, 2024 may have been impacted, based on the Series 7 production schedule and the dates of when the underlying manufacturing issues were addressed at each affected facility.

During the year ended December 31, 2025, we settled certain of our obligations related to these issues and continued to engage in settlement discussions with various additional customers. We believe a reasonable estimate of potential future losses will range from approximately $35 million to $75 million. The low end of the range of reasonably possible losses reflects this settlement experience and considers performance data from select samples of Series 7 modules compared to warranted levels of performance, along with expectations of favorable Series 7 module energy performance attributes, such as a superior temperature coefficient and spectral response, that may partially offset underperformance from the identified issues. Such estimate of potential net underperformance was multiplied by the average selling price per watt of Series 7 modules to determine the low end of the expected costs to commercially settle warranty claims. The high end of the range of reasonably possible losses excludes any such favorable energy performance expectations from our advanced module technology and includes an estimate of incremental module underperformance beyond that exhibited in our samples of module performance data. Within that range, we recorded a specific warranty liability of $50 million as of December 31, 2025, which represents our best estimate of expected future losses related to the identified manufacturing issues; such liability was recorded as a reduction to revenue.

Government Grants. We continue to evaluate the extent of benefits available to us pursuant to the IRA, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. During the year ended December 31, 2025, we recognized $1.6 billion of Section 45X credits as a reduction to “Cost of sales.”

For further information about certain key aspects of the IRA, see Item 1A. “Risk Factors – We have received and expect to continue to receive certain financial benefits as a result of tax incentives enacted by the Inflation Reduction Act of 2022 and amended by the One Big Beautiful Bill Act of 2025. If these financial benefits vary significantly from our assumptions, our business, financial condition, and results of operations could be adversely affected.” Any modifications to the law or its effects arising, for example, through (i) subsequent amendments to or interpretations of the law, and/or (ii) future laws or regulations rendering certain provisions of the IRA less effective or ineffective, in whole or in part, could result in material adverse changes to the benefits we have recognized and expect to recognize.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Cash Flow Exposure. We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, from time to time we may enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. These foreign exchange forward contracts may qualify for accounting as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815 and we may designate them as such. We report unrealized gains or losses on such designated contracts in “Accumulated other comprehensive loss” and subsequently reclassify applicable amounts into earnings when the hedged transaction occurs and impacts earnings. For additional details on our derivative hedging instruments and activities, see Note 9. “Derivative Financial Instruments” to our consolidated financial statements.

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

As of December 31, 2025, a 10% change in the U.S. dollar relative to our primary foreign currency exposures would have resulted in a $3.5 million change to our net foreign currency income or loss, including the effect of our hedging activities.

Interest Rate Risk

Variable Rate Debt Exposure. We are exposed to interest rate risk as certain of our debt arrangements have variable interest rates, exposing us to variability in interest expense and cash flows. See Note 12. “Debt” to our consolidated financial statements for additional information on our debt borrowing rates. An increase in relevant interest rates would increase the cost of borrowing under certain of our debt arrangements. For the year ended December 31, 2025, a 100 basis point change in such variable interest rates would not have had a significant impact to our interest expense.

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

Marketable Securities and Restricted Marketable Securities Exposure. We invest in various debt securities, which expose us to interest rate risk. The primary objectives of our investment activities are to preserve principal and provide liquidity, while at the same time maximizing the return on our investments. Many of the securities in which we invest may be subject to market risk. Accordingly, a change in prevailing interest rates may cause the market value of such investments to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate subsequently rises, the market value of our investment may decline.

For the year ended December 31, 2025, our marketable securities earned a return of 5%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of 1 month as of the end of the period. Based on our investment positions as of December 31, 2025, a hypothetical 100 basis point change in interest rates would not have had a significant impact on the market value of our marketable securities investment portfolio. For the year ended December 31, 2025, our restricted marketable securities earned a return of 10%, including the impact of fluctuations in the price of the underlying securities, and had a weighted-average maturity of approximately 9 years as of the end of the period. Based on our restricted marketable securities positions as of December 31, 2025, a hypothetical 100 basis point change in interest rates would have resulted in a $15.9 million change in the market value of our restricted marketable securities portfolio.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has also been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” to determine whether any changes in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025.

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

Item 9B. Other Information

Insider Trading Arrangements

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended December 31, 2025, none of our officers or directors terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Alexander R. Bradley	Chief Financial Officer	Adoption	November 6, 2025	September 30, 2026	19,646
Mark R. Widmar	Chief Executive Officer	Adoption	November 6, 2025	November 10, 2026	39,951
Markus Gloeckler	Chief Technology Officer	Adoption	November 10, 2025	April 20, 2026	12,698
Michael Koralewski	Chief Supply Chain Officer	Adoption	November 12, 2025	April 30, 2026	6,000
Jason Dymbort	General Counsel & Secretary	Adoption	November 13, 2025	September 30, 2026	11,573
Kuntal Kumar Verma	Chief Manufacturing Officer	Adoption	November 26, 2025	November 10, 2026	11,896
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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to our executive officers, see Item 1. “Business – Information about Our Executive Officers.” Information concerning our board of directors and audit committee of our board of directors will appear in our 2026 Proxy Statement, under the sections “Directors” and “Corporate Governance,” and information concerning Section 16(a) beneficial ownership reporting compliance will appear in our 2026 Proxy Statement under the section “Delinquent Section 16(a) Reports.” We have adopted an Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees, or First Solar itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. The foregoing summary of our Insider Trading Compliance Policy does not purport to be complete and is qualified by reference to the full text of such policy, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 19.1.

We have adopted a code of business conduct and ethics that applies to all directors, officers, and associates of First Solar. Information concerning this code will appear in our 2026 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation and related information will appear in our 2026 Proxy Statement under the section “Executive Compensation,” and information concerning the compensation committee of our board of directors (the “compensation committee”) will appear under the sections “Corporate Governance” and “Compensation Committee Report.” The information in such sections of the 2026 Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including certain information regarding our equity compensation plans, will appear in our 2026 Proxy Statement under the section “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2025 concerning securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	631,021	$—	6,241,836
Equity compensation plans not approved by stockholders	—	—	—
Total	631,021	$—	6,241,836
——————————
(1)Includes 631,021 shares issuable upon vesting of restricted stock units granted under our 2020 Omnibus Incentive Compensation Plan (“2020 Omnibus Plan”). These restricted stock units include the maximum amount of performance units available for issuance under our long-term incentive program for key executive officers and associates.

(2)The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.

See Note 17. “Share-Based Compensation” to our consolidated financial statements for further discussion on our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related party transactions will appear in our 2026 Proxy Statement under the section “Certain Relationships and Related Party Transactions,” and information concerning director independence will appear in our 2026 Proxy Statement under the section “Corporate Governance.” The information in such sections of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services and the audit committee of our board of directors’ pre-approval policies and procedures for these items will appear in our 2026 Proxy Statement under the section “Principal Accountant Fees and Services.” The information in such section of the Proxy Statement is incorporated by reference into this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Solar, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As disclosed in the consolidated statements of operations, the Company's net sales were $5.2 billion for the year ended December 31, 2025. As described in Note 15 to the consolidated financial statements, the Company recognizes revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price once control transfers to the customer. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, and proof of transfer of control; (ii) confirming a sample of outstanding customer invoices balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of transfer of control, and subsequent cash receipts; and (iii) testing the timing of revenue recognition for a sample of revenue transactions that occurred near December 31, 2025 (before and after) by obtaining and inspecting source documents, such as contracts, invoices, and proof of transfer of control.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
February 24, 2026

We have served as the Company’s or its predecessor’s auditor since 2000, which includes periods before the Company became subject to SEC reporting requirements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,803,514	$1,621,376
Marketable securities	51,849	171,583
Accounts receivable trade, net	1,294,040	1,261,049
Government grants receivable, net	499,592	403,759
Inventories	736,734	1,084,384
Other current assets	643,103	546,882
Total current assets	6,028,832	5,089,033
Property, plant and equipment, net	5,675,794	5,413,683
Deferred tax assets, net	194,672	208,808
Restricted marketable securities	217,172	199,136
Government grants receivable	125,607	157,570
Goodwill	31,095	28,335
Intangible assets, net	51,007	54,654
Inventories	237,462	275,372
Other assets	759,669	697,770
Total assets	$13,321,310	$12,124,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,775	$482,190
Income taxes payable	7,490	77,363
Accrued expenses	519,414	508,581
Current portion of debt	215,979	236,424
Deferred revenue	1,014,386	712,000
Other current liabilities	91,058	60,884
Total current liabilities	2,254,102	2,077,442
Accrued solar module collection and recycling liability	146,017	134,394
Long-term debt	282,593	373,354
Deferred revenue	805,018	1,327,825
Other liabilities	295,587	233,769
Total liabilities	3,783,317	4,146,784
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,309,794 and 107,060,281 shares issued and outstanding at December 31, 2025 and 2024, respectively	107	107
Additional paid-in capital	2,902,013	2,898,418
Accumulated earnings	6,791,339	5,263,110
Accumulated other comprehensive loss	(155,466)	(184,058)
Total stockholders’ equity	9,537,993	7,977,577
Total liabilities and stockholders’ equity	$13,321,310	$12,124,361

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net sales	$5,219,376	$4,206,289	$3,318,602
Cost of sales	3,099,037	2,348,425	2,017,923
Gross profit	2,120,339	1,857,864	1,300,679
Operating expenses:
Selling, general and administrative	203,759	188,262	197,622
Research and development	233,421	191,375	152,307
Production start-up	86,295	84,492	64,777
Litigation loss	—	430	35,590
Total operating expenses	523,475	464,559	450,296
Gain on sales of businesses, net	—	1,115	6,883
Operating income	1,596,864	1,394,420	857,266
Foreign currency loss, net	(38,569)	(24,976)	(21,533)
Interest income	81,762	89,090	97,667
Interest expense, net	(44,131)	(38,870)	(12,965)
Other expense, net	(15,013)	(13,326)	(29,145)
Income before taxes	1,580,913	1,406,338	891,290
Income tax expense	(52,684)	(114,294)	(60,513)
Net income	$1,528,229	$1,292,044	$830,777

Net income per share:
Basic	$14.25	$12.07	$7.78
Diluted	$14.21	$12.02	$7.74
Weighted-average number of shares used in per share calculations:
Basic	107,235	107,015	106,795
Diluted	107,537	107,525	107,372

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$1,528,229	$1,292,044	$830,777
Other comprehensive income (loss):
Foreign currency translation adjustments	17,736	(8,930)	3,107
Unrealized gain (loss) on marketable securities and restricted marketable securities, net of tax of $(687), $113, and $(578)	10,577	(1,873)	10,170
Unrealized gain on derivative instruments, net of tax of $(87), $(251), and $(1,340)	279	876	4,409
Other comprehensive income (loss)	28,592	(9,927)	17,686
Comprehensive income	$1,556,821	$1,282,117	$848,463

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	106,609	$107	$2,887,476	$3,140,289	$(191,817)	$5,836,055
Net income	—	—	—	830,777	—	830,777
Other comprehensive income	—	—	—	—	17,686	17,686
Common stock issued for share-based compensation	392	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(154)	—	(31,130)	—	—	(31,130)
Share-based compensation expense	—	—	34,081	—	—	34,081
Balance at December 31, 2023	106,847	107	2,890,427	3,971,066	(174,131)	6,687,469
Net income	—	—	—	1,292,044	—	1,292,044
Other comprehensive loss	—	—	—	—	(9,927)	(9,927)
Common stock issued for share-based compensation	341	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(128)	—	(20,178)	—	—	(20,178)
Share-based compensation expense	—	—	28,169	—	—	28,169
Balance at December 31, 2024	107,060	107	2,898,418	5,263,110	(184,058)	7,977,577
Net income	—	—	—	1,528,229	—	1,528,229
Other comprehensive income	—	—	—	—	28,592	28,592
Common stock issued for share-based compensation	350	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(100)	—	(15,525)	—	—	(15,525)
Share-based compensation expense	—	—	19,120	—	—	19,120
Balance at December 31, 2025	107,310	$107	$2,902,013	$6,791,339	$(155,466)	$9,537,993

See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,528,229	$1,292,044	$830,777
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	529,216	423,498	307,994
Share-based compensation	19,223	28,104	34,219
Deferred income taxes	25,611	(54,754)	(60,813)
Gain on sales of businesses, net	—	(1,115)	(6,883)
Other, net	44,233	13,342	23,630
Changes in operating assets and liabilities:
Accounts receivable, trade	30,620	(505,336)	(304,183)
Inventories	377,718	(276,807)	(205,106)
Government grants receivable	(151,039)	270,300	(659,745)
Other assets	(171,808)	(311,363)	(215,707)
Income tax receivable and payable	(31,814)	47,421	8,656
Accounts payable and accrued expenses	4,677	268,731	79,328
Deferred revenue	(189,919)	698	783,207
Other liabilities	42,158	23,236	(13,114)
Net cash provided by operating activities	2,057,105	1,217,999	602,260
Cash flows from investing activities:
Purchases of property, plant and equipment	(869,875)	(1,526,076)	(1,386,775)
Purchases of marketable securities and restricted marketable securities	(1,540,435)	(2,516,097)	(3,612,801)
Proceeds from sales and maturities of marketable securities	1,653,536	2,491,857	4,563,890
Proceeds from sales of businesses, net of cash and restricted cash sold	—	—	7,680
Acquisitions, net of cash acquired	—	—	(35,739)
Other investing activities	(8,394)	(12,991)	(9,046)
Net cash used in investing activities	(765,168)	(1,563,307)	(472,791)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	370,470	258,461	367,983
Repayment of debt	(473,363)	(205,821)	—
Proceeds from other borrowings	487,323	—	—
Repayment of other borrowings	(487,323)	—	—
Payments of tax withholdings for restricted shares	(15,525)	(20,178)	(31,130)
Other financing activities	(810)	(7,613)	—
Net cash (used in) provided by financing activities	(119,228)	24,849	336,853
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,099	(6,387)	5,285
Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents	1,175,808	(326,846)	471,607
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	1,638,223	1,965,069	1,493,462
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$2,814,031	$1,638,223	$1,965,069
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$133,693	$185,618	$249,455
Proceeds to be received from asset-based government grants	$147,732	$171,920	$152,208
Acquisitions funded by contingent consideration	$2,200	$6,500	$18,500
See accompanying notes to these consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. First Solar and Its Business

We are America’s leading PV solar technology and manufacturing company. The only U.S.-headquartered company among the world’s largest solar manufacturers, First Solar is focused on competitively and reliably enabling power generation needs with our advanced, uniquely American thin film PV technology. Developed at R&D labs in California and Ohio, our technology provides a competitive, high-performance, and responsibly produced alternative to conventional crystalline silicon PV solar modules. Our PV solar modules are produced using a fully integrated, continuous process that does not rely on Chinese crystalline silicon supply chains. We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere.

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

Marketable Securities and Restricted Marketable Securities. We determine the classification of our marketable securities and restricted marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. As of December 31, 2025 and 2024, all of our marketable securities and restricted marketable securities were classified as available-for-sale. Accordingly, we record them at fair value and account for the net unrealized gains and losses as part of “Accumulated other comprehensive loss” until realized. We record realized gains and losses on the sale of our marketable securities and restricted marketable securities in “Other expense, net” computed using the specific identification method.

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

Accounts Receivable Trade. We record trade accounts receivable for our unconditional rights to consideration arising from our performance under contracts with customers. The carrying value of such receivables, net of the allowance for credit losses, represents their estimated net realizable value. Our module sales generally include payment terms between 30 and 90 days following the transfer of control of the products to the customer. In addition, certain module sales agreements require a down payment for a portion of the transaction price upon, or shortly after, entering into the agreement or related purchase order. As a practical expedient, we do not adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product to a customer and when the customer pays for that product will be one year or less.

We may sell trade accounts receivable to financial institutions under non-recourse or full recourse factoring arrangements. Under non‑recourse factoring arrangements, which qualify for sale accounting, the transferred receivables are derecognized from the consolidated balance sheets and proceeds are recorded as operating cash flows when control transfers to the financial institution. Any related fees or discounts are recorded in “Selling, general and administrative” expense. Under full‑recourse factoring arrangements, we retain the credit risk associated with the factored receivables and account for the transactions as secured borrowings, with proceeds recorded under “Other current liabilities” and related costs recognized as interest expense.

Allowance for Credit Losses. The allowance for credit losses is a valuation account that is deducted from a financial asset’s amortized cost to present the net amount we expect to collect from such asset. We monitor the estimated credit losses associated with our trade accounts receivable based primarily on our collection history, which we review annually, and the delinquency status of amounts owed to us, which we determine based on the aging of such receivables. We estimate credit losses associated with our marketable securities and restricted marketable securities based on the external credit ratings for such investments and the historical loss rates associated with such credit ratings, which we obtain from third parties. Such methods and estimates are adjusted, as appropriate, for relevant past events, current conditions, and reasonable and supportable forecasts. We recognize write-offs within the allowance for credit losses when cash receipts associated with our financial assets are deemed uncollectible.

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

We regularly review the cost of inventories, including noncurrent inventories, against their estimated net realizable value and record write-downs if any inventories have costs in excess of their net realizable values. We also regularly evaluate the quantities and values of our inventories, including noncurrent inventories, in light of current market conditions and trends, among other factors, and record write-downs for any quantities in excess of demand or for any obsolescence. This evaluation considers the use of modules for our product warranties, module selling prices, product obsolescence, strategic raw material requirements, and other factors.

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

Intangible Assets. Intangible assets primarily include acquired technologies, in-process R&D (“IPR&D”) from prior business acquisitions, and our internally-generated intangible assets, substantially all of which are patents on technologies related to our products and production processes. We record an asset for patents after the patent has been issued based on the legal, filing, and other costs incurred to secure it. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and periodically assessed for impairment. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset. We amortize finite-lived intangible assets on a straight-line basis over their estimated useful lives, which generally range from 5 to 20 years.

Supplier Finance Program. We participate in a supplier finance program. Under such program, certain suppliers may, at their sole discretion, elect to sell one or more of their receivables from us to a financial institution. Our payment obligations to the financial institution are not accelerated and remain subject to the original contractual terms agreed with the supplier; consequently, amounts payable under the program are included in “Accounts payable,” and payments made under the program are reported as operating cash flows. We do not provide guarantees or collateral in connection with these arrangements.

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

Certain of our leases contain renewal or termination options that are exercisable at our discretion. At the commencement date of a lease, we include in the lease term any periods covered by a renewal option and exclude from the lease term any periods covered by a termination option, to the extent we are reasonably certain to exercise such options. In making this determination, the lease term applied would not exceed the expected economic life of the underlying asset.

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

Revenue Recognition. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract. Our customer contracts generally contain provisions that require us to pay the customer liquidated damages if we fail to deliver modules by scheduled dates or if we fail to deliver modules that meet certain U.S. domestic content requirements. We recognize these liquidated damages as a reduction of revenue in the period we transfer control of the modules to the customer. Our customer contracts also generally contain provisions that entitle us to a termination payment if the customer defaults on its contractual obligations and the contract is terminated. We account for such terminations as contract modifications in the period of termination. We recognize revenue for bill-and-hold arrangements at the point in time the customer obtains control of the modules when all of the following criteria have been met: (i) the arrangement is substantive, (ii) the modules are segregated and identified separately as belonging to the customer, (iii) the modules are ready for physical transfer to the customer, and (iv) we do not have the ability to use the modules or direct them to another customer.

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

Research and Development. We incur R&D costs during the process of researching and developing new products and enhancing our existing products, technologies, and manufacturing processes. Our R&D costs consist primarily of employee compensation, materials, outside services, and depreciation. We expense these costs as incurred until the resulting product has been completed, tested, and made ready for commercial manufacturing.

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

Income Taxes. We use the asset and liability method to account for income taxes whereby we calculate deferred tax assets or liabilities using the enacted tax rates and tax law applicable to when any temporary differences are expected to reverse. We establish valuation allowances, when necessary, to reduce deferred tax assets to the extent it is more likely than not that such deferred tax assets will not be realized. We record taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred. We do not provide deferred taxes related to the U.S. GAAP basis in excess of the outside tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to indefinitely reinvested earnings and profits of such foreign subsidiaries.

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

The acquired IPR&D includes technical information, know-how, and other proprietary information associated with certain production capabilities for perovskite technology. The acquisition is expected to accelerate the development of high efficiency multi-junction devices by integrating Evolar’s know-how with our existing R&D capabilities, intellectual property portfolio, and expertise in developing and commercially scaling thin film PV products. The goodwill is attributable to the acquired technical workforce of Evolar and the synergies we expect through integrating the acquired technology to accelerate the development of next-generation PV technology. The goodwill resulting from this transaction is not deductible for income tax purposes.

4. Goodwill and Intangible Assets

Goodwill

Goodwill for our modules business consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2024	Acquisitions (Impairments)	Foreign Currency Translation Adjustments	December 31, 2025
Gross amount	$421,700	$—	$2,760	$424,460
Accumulated impairment losses	(393,365)	—	—	(393,365)
Total	$28,335	$—	$2,760	$31,095

	December 31, 2023	Acquisitions (Impairments)	Foreign Currency Translation Adjustments	December 31, 2024
Gross amount	$423,052	$—	$(1,352)	$421,700
Accumulated impairment losses	(393,365)	—	—	(393,365)
Total	$29,687	$—	$(1,352)	$28,335

We performed our annual impairment analysis in the fourth quarters of 2025 and 2024. As permitted by ASC 350-20, we performed a qualitative assessment for our modules business in each respective period and concluded that it was not more likely than not that the fair value of the business was less than its carrying amount. Accordingly, a quantitative goodwill impairment test was not required in any period presented.

Intangible assets, net

The following tables summarize our intangible assets at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,645	$(92,333)	$5,312
In-process research and development	43,159	—	43,159
Patents	10,500	(7,964)	2,536
Total	$151,304	$(100,297)	$51,007

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount
Developed technology	$97,645	$(88,717)	$8,928
In-process research and development	43,159	—	43,159
Patents	10,068	(7,501)	2,567
Total	$150,872	$(96,218)	$54,654

Amortization of intangible assets was $4.1 million, $10.5 million, and $10.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Estimated future amortization expense for our definite-lived intangible assets was as follows at December 31, 2025 (in thousands):

Amortization Expense
2026	$2,739
2027	2,639
2028	920
2029	536
2030	279
Thereafter	735
Total amortization expense	$7,848

5. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Cash and cash equivalents:
Cash	$2,606,319	$1,094,796
Money market funds	197,195	526,580
Total cash and cash equivalents	2,803,514	1,621,376
Marketable securities:
Time deposits	42,562	162,836
U.S. debt	9,287	8,747
Total marketable securities	51,849	171,583
Total cash, cash equivalents, and marketable securities	$2,855,363	$1,792,959

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our consolidated balance sheets as of December 31, 2025 and 2024 to the total of such amounts as presented in the consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	2025	2024
Cash and cash equivalents	Cash and cash equivalents	$2,803,514	$1,621,376
Restricted cash – current	Other current assets	—	8,262
Restricted cash – noncurrent	Other assets	3,617	3,613
Restricted cash equivalents – noncurrent	Other assets	6,900	4,972
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$2,814,031	$1,638,223

We sold no securities during the year ended December 31, 2025. During the year ended December 31, 2024, we sold marketable securities for proceeds of $67.5 million and realized a gain of less than $0.1 million on such sales. During the year ended December 31, 2023, we sold marketable securities for proceeds of $34.9 million and realized a loss of less than $0.1 million on such sales. See Note 11. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$42,562	$—	$—	$42,562
U.S. debt	10,000	—	713	9,287
Total	$52,562	$—	$713	$51,849

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$162,836	$—	$—	$162,836
U.S. debt	10,000	—	1,253	8,747
Total	$172,836	$—	$1,253	$171,583

The contractual maturities of our marketable securities as of December 31, 2025 were as follows (in thousands):

Fair Value
Within one year	$47,529
After one year through five years	—
After five years through ten years	4,320
Total	$51,849

6. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
U.S. debt	$115,350	$109,155
Foreign government obligations	54,156	49,024
Supranational debt	28,276	22,809
U.S. government obligations	19,390	18,148
Total restricted marketable securities	$217,172	$199,136

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Holdings GmbH are grantors. As of December 31, 2025 and 2024, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $6.9 million and $5.0 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the year ended December 31, 2025 and 2024, we purchased $5.0 million and $7.9 million of restricted marketable securities, respectively, as part of our ongoing management of the custodial accounts.

See Note 11. “Fair Value Measurements” to our consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$142,790	$—	$27,440	$115,350
Foreign government obligations	67,091	—	12,935	54,156
Supranational debt	30,123	59	1,906	28,276
U.S. government obligations	24,274	—	4,884	19,390
Total	$264,278	$59	$47,165	$217,172

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$144,652	$—	$35,497	$109,155
Foreign government obligations	62,595	—	13,571	49,024
Supranational debt	25,351	—	2,542	22,809
U.S. government obligations	24,368	—	6,220	18,148
Total	$256,966	$—	$57,830	$199,136

As of December 31, 2025, the contractual maturities of these securities were between 5 years and 14 years, and restricted marketable securities with unrealized losses had generally been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase, and, based on the underlying credit quality of the investments, we expect to hold such securities until we recover our cost basis.

7. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Accounts receivable trade, gross (1)	$1,307,307	$1,262,353
Allowance for credit losses	(13,267)	(1,304)
Accounts receivable trade, net	$1,294,040	$1,261,049
——————————
(1)See Note 13. “Other Financing Arrangements” to our consolidated financial statements for discussion of our various factoring arrangements.

Inventories

Inventories consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Raw materials	$429,675	$489,524
Work in process	105,325	115,696
Finished goods	439,196	754,536
Inventories	$974,196	$1,359,756
Inventories – current	$736,734	$1,084,384
Inventories – noncurrent	$237,462	$275,372

Other current assets

Other current assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Spare maintenance materials and parts	$278,767	$214,189
Indirect tax receivables	124,045	122,131
Prepaid expenses	99,280	75,250
Operating supplies	57,427	49,906
Insurance receivable for accrued litigation (1)	21,800	21,800
Prepaid income taxes	9,772	6,408
Derivative instruments (2)	4,001	13,452
Restricted cash	—	8,262
Other	48,011	35,484
Other current assets	$643,103	$546,882
——————————
(1)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our legal proceedings.

(2)See Note 9. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Land	$39,578	$38,879
Buildings and improvements	1,929,051	1,584,981
Machinery and equipment	5,746,979	4,800,545
Office equipment and furniture	162,070	181,647
Leasehold improvements	34,136	40,300
Construction in progress	321,524	858,538
Property, plant and equipment, gross	8,233,338	7,504,890
Accumulated depreciation	(2,557,544)	(2,091,207)
Property, plant and equipment, net	$5,675,794	$5,413,683

As of December 31, 2025, the recoverability of our property, plant, and equipment was based on certain expectations regarding the ongoing operation of our international manufacturing facilities. However, it is reasonably possible that the operational status of one or more of our international facilities may be adversely affected by geopolitical developments, including trade policies or tariffs, which may result in future decisions to reduce, pause, or cease operations at these facilities. Such decisions may result in certain property, plant, and equipment being sold or otherwise disposed of before the end of their previously estimated useful lives, which, in turn, could result in a decrease in the value, and possible impairment, of this property, plant, and equipment. Accordingly, any such changes to the operational status of our international manufacturing facilities could be material to our consolidated financial statements and have a significant adverse effect on our results of operations.

Depreciation of property, plant and equipment was $518.3 million, $407.4 million, and $310.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Other assets

Other assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Advance payments for raw materials	$319,783	$249,218
Lease assets (1)	196,058	143,545
Income tax receivables	110,067	87,025
Project assets	25,721	25,455
Prepaid expenses	17,180	34,250
Accounts receivable, trade	16,000	94,373
Restricted cash equivalents	6,900	4,972
Restricted cash	3,617	3,613
Other (2)	64,343	55,319
Other assets	$759,669	$697,770
——————————
(1)See Note 10. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(2)During 2023, we entered into a power purchase agreement with Cleantech Solar (“Cleantech”), a leading provider of renewable energy solutions in India and Southeast Asia, and Cleantech committed to construct certain PV solar and wind power-generating assets to supply electricity to our manufacturing facility in India.

During 2024, we purchased ownership interests in two subsidiaries of Cleantech for $7.9 million. These subsidiaries own certain of the power-generating assets that supply electricity to our facility, and we account for our investments in these subsidiaries using the equity method.

During 2025, we purchased $3.4 million of electricity from these subsidiaries. During 2024, we recognized $37.8 million of revenue from module sales to these subsidiaries.

Accrued expenses

Accrued expenses consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Accrued property, plant and equipment	$109,030	$136,176
Accrued inventory	69,093	64,866
Accrued compensation and benefits	67,023	30,612
Product warranty liability (1)	59,266	62,139
Accrued other taxes	58,601	41,178
Accrued freight	51,707	95,940
Other	104,694	77,670
Accrued expenses	$519,414	$508,581
——————————
(1)    See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our product warranties.

Other current liabilities

Other current liabilities consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Accrued litigation (1)	21,800	21,800
Lease liabilities (2)	18,090	13,281
Derivative instruments (3)	2,357	18,619
Other	48,811	7,184
Other current liabilities	$91,058	$60,884
——————————
(1)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our legal proceedings.

(2)See Note 10. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(3)See Note 9. “Derivative Financial Instruments” to our consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Lease liabilities (1)	$138,673	$95,743
Deferred tax liabilities, net (2)	69,691	54,696
Other taxes payable	51,711	49,256
Product warranty liability (3)	20,142	14,296
Contingent consideration (3)	2,200	6,500
Other	13,170	13,278
Other liabilities	$295,587	$233,769
——————————
(1)See Note 10. “Leases” to our consolidated financial statements for discussion of our lease arrangements.

(2)See Note 18. “Income Taxes” to our consolidated financial statements for discussion of our net deferred tax liabilities.

(3)See Note 14. “Commitments and Contingencies” to our consolidated financial statements for discussion of our product warranties and contingent consideration arrangements.

8. Government Grants

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

The following table presents the benefits recognized from asset-based government grants, net of depreciation and amortization, in our consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

Balance Sheet Line Item	2025	2024
Property, plant and equipment, net	$150,216	$150,375
Other assets	5,180	5,625

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our manufacturing facility in the state. Among other things, such incentives provide a 24% subsidy for eligible capital expenditures, contingent upon meeting certain minimum investment and employment commitments. We expect to receive the subsidy in six annual installments following the completion of the associated application and review process, which we expect to complete in 2026. Such incentives are reflected on our consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” which classification reflects the expected timing of cash receipts.

The following table presents the benefits recognized from income-based government grants in our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Income Statement Line Item	2025	2024	2023
Cost of sales	$1,606,722	$1,009,451	$659,745
Selling, general and administrative	61	—	—
Research and development	2,391	4,186	—
Production start-up	—	484	—

In August 2022, the previous U.S. President signed into law the IRA. Among other things, the IRA offers a tax credit, pursuant to Section 45X of the IRC, for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we expect to qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our consolidated balance sheets within “Government grants receivable, net” which classification reflects the expected timing of cash receipts.

In December 2023, we entered into two agreements for the sale of $687.2 million of Section 45X tax credits we generated during 2023 for aggregate cash proceeds of $659.7 million. We received the full cash proceeds during the year ended December 31, 2024.

In December 2024, we entered into two agreements for the sale of $857.2 million of Section 45X tax credits we generated during 2024 for aggregate cash proceeds of $818.6 million. We received initial cash proceeds of $616.0 million in December 2024 and received the remaining cash proceeds of $202.6 million during the year ended December 31, 2025.

In June 2025 and July 2025, we entered into two agreements for the sale of $701.9 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.1 million. We received the full cash proceeds during the year ended December 31, 2025.

In October 2025, we entered into two agreements for the sale of $699.7 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.2 million. We received initial cash proceeds of $573.0 million during the year ended December 31, 2025 and expect to receive the remaining cash proceeds of $95.2 million during the first quarter of 2026.

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

The following tables present the fair values of derivative instruments included in our consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,001	$2,357
Total derivative instruments	$4,001	$2,357

	December 31, 2024
	Other Current Assets	Other Current Liabilities
Derivatives designated as hedging instruments:
Commodity swap contracts	$—	$35
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	13,452	18,584
Total derivative instruments	$13,452	$18,619

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2022	$(7,242)
Amounts recognized in other comprehensive loss	(977)
Amount reclassified to cost of sales	6,726
Balance as of December 31, 2023	(1,493)
Amounts recognized in other comprehensive loss	(1,196)
Amount reclassified to cost of sales	2,323
Balance as of December 31, 2024	(366)
Amount reclassified to cost of sales	366
Balance as of December 31, 2025	$—

The following table presents the effect of derivative instruments not designated as hedges on our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

		Amount of Gain (Loss) Recognized in Income Statement
	Income Statement Line Item	2025	2024	2023
Foreign exchange forward contracts	Foreign currency loss, net	$27,253	$(6,645)	$(8,406)

Foreign Currency Risk

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

As of December 31, 2025 and 2024, the U.S. dollar equivalent notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were $446.0 million and $603.4 million, respectively, including contracts in Indian rupee, Euro, and Malaysian ringgit, among other currencies.

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

These commodity swap contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We reported unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassified applicable amounts into earnings when the hedged transactions occurred and impacted earnings. We determined that these derivative financial instruments were highly effective as cash flow hedges as of December 31, 2024. As of December 31, 2025, we had no outstanding cash flow hedges.

10. Leases

Our lease arrangements include our corporate and administrative offices, certain warehouses, certain land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the years ended December 31, 2025, 2024, and 2023 and as of December 31, 2025 and 2024 (in thousands):

	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$1,803	$924	$14
Interest on lease liabilities	2,248	1,451	51
Operating lease cost	20,257	14,403	12,090
Variable lease cost	3,426	2,902	3,421
Short-term lease cost	1,200	954	472
Total lease cost	$28,934	$20,634	$16,048

Cash paid for amounts included in the measurement of:
Operating lease liabilities	$17,663	$13,774	$11,815
Finance lease liabilities	2,188	677	—
Lease assets obtained in exchange for:
Operating lease liabilities	$63,681	$41,772	$7,163
Finance lease liabilities	7,422	13,406	17,063

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$161,756	$34,302	$114,283	$29,262
Lease liabilities – current	15,183	2,907	11,799	1,482
Lease liabilities – noncurrent	103,753	34,920	66,211	29,532

Weighted-average remaining lease term	12 years	24 years	9 years	28 years
Weighted-average discount rate	5.7%	6.6%	5.5%	6.6%

As of December 31, 2025, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$20,832	$3,717
2027	14,113	3,766
2028	13,670	3,833
2029	11,971	3,924
2030	10,345	3,974
Thereafter	96,812	56,255
Total future payments	167,743	75,469
Less: interest	(48,807)	(37,642)
Total lease liabilities	$118,936	$37,827

11. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At December 31, 2025 and 2024, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At December 31, 2025 and 2024, our marketable securities consisted of time deposits and U.S. debt, and our restricted marketable securities consisted of U.S. debt, foreign and U.S. government obligations, and supranational debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At December 31, 2025 and 2024, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies and commodity swap contracts involving major commodity prices. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, forward and spot prices for currencies, and forward prices for commodities. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

•Contingent Consideration. At December 31, 2025 and 2024, our contingent consideration consisted of balances associated with a prior business acquisition. We project future cash outflows associated with certain payout outcomes and discount the amounts to a present value using significant unobservable inputs, including various probabilities and assumptions regarding the timing, nature, and extent of technical milestones achieved. We classify the valuation technique that uses these inputs as Level 3.

At December 31, 2025 and 2024, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$197,195	$197,195	$—	$—
Restricted cash equivalents:
Money market funds	6,900	6,900	—	—
Marketable securities:
Time deposits	42,562	42,562	—	—
U.S. debt	9,287	—	9,287	—
Restricted marketable securities	217,172	—	217,172	—
Derivative assets	4,001	—	4,001	—
Total assets	$477,117	$246,657	$230,460	$—
Liabilities:
Derivative liabilities	$2,357	$—	$2,357	$—
Contingent consideration	2,200	—	—	2,200
Total liabilities	$4,557	$—	$2,357	$2,200

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$526,580	$526,580	$—	$—
Restricted cash equivalents:
Money market funds	4,972	4,972	—	—
Marketable securities:
Time deposits	162,836	162,836	—	—
U.S. debt	8,747	—	8,747	—
Restricted marketable securities	199,136	—	199,136	—
Derivative assets	13,452	—	13,452	—
Total assets	$915,723	$694,388	$221,335	$—
Liabilities:
Derivative liabilities	$18,619	$—	$18,619	$—
Contingent consideration	6,500	—	—	6,500
Total liabilities	$25,119	$—	$18,619	$6,500

Fair Value of Financial Instruments

At December 31, 2025 and 2024, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable – noncurrent	$125,607	$104,391	$157,570	$123,743
Liabilities:
Long-term debt, including current maturities (1)	$373,651	$382,318	$464,550	$441,016
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

12. Debt

Our debt arrangements consisted of the following at December 31, 2025 and 2024 (in thousands):

		Balance (USD)
Loan Agreement	Currency	2025	2024
Revolving Credit Facility	USD	$—	$—
India Credit Facility	USD	373,651	464,550
India HSBC Working Capital Facility	INR	46,719	69,097
India Credit Agricole Working Capital Facility	INR	41,157	—
India JPM Working Capital Facility	INR	26,140	28,490
India Citibank Working Capital Facility	INR	11,123	48,017
Total debt principal		498,790	610,154
Less: unamortized issuance costs		(218)	(376)
Total debt		498,572	609,778
Less: current portion		(215,979)	(236,424)
Noncurrent portion		$282,593	$373,354

Revolving Credit Facility

In June 2023, we entered into a credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which provided us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $1.0 billion. In February 2026, we entered into a new credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent and terminated the prior Revolving Credit Facility. This new agreement provides us with a senior unsecured five-year revolving credit facility (the “Credit Facility”) with an aggregate borrowing capacity of $1.5 billion and a sub-limit of $450 million, $150 million of which is currently committed and available for the issuance of letters of credit. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at our option, (i) the Term SOFR plus a margin that ranges between 1.00% to 1.75% or (ii) an alternate base rate as defined in the credit agreement, plus a margin that ranges from 0.00% to 0.75%. The margins are based on our net leverage ratio or, if we elect to switch to a credit ratings-based system after the investment grade ratings trigger date occurs (as defined in the credit agreement), on our public debt rating.

In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay an unused commitment fee that ranges from 0.100% to 0.225% per annum based on the same factors discussed above and the daily unused commitments under the facility. We are also required to pay (i) a letter of credit fee based on the applicable margin for Term SOFR, (ii) letter of credit fronting fees as agreed by us and such issuing lender, and (iii) other customary letter of credit fees.

As of December 31, 2025 and 2024, we had no outstanding debt or letters of credit under our Revolving Credit Facility.

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

India Credit Agricole Working Capital Facility

In August 2022, FSISV entered into a working capital facility agreement (the “India Credit Agricole Working Capital Facility”) with Credit Agricole Corporate and Investment Bank, for the issuance of letters of credit, bank guarantees, and overdrafts. In 2024, the India Credit Agricole Working Capital Facility was amended to include certain working capital loans, and during 2025, the facility limit was increased to INR 8.5 billion ($94.5 million). The outstanding balance matures in the first quarter of 2026. The India Credit Agricole Working Capital Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. In 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($69.2 million). The outstanding balance matures in the second and fourth quarters of 2026. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($91.2 million). The outstanding balance matures in the first quarter of 2026. The India HSBC Working Capital Facility is guaranteed by First Solar, Inc.

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A. In January 2025, the India Citibank Working Capital Facility was amended to provide certain working capital loans of up to INR 6.4 billion ($71.2 million). The outstanding balance matures in the second quarter of 2026. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

Interest Rates

As of December 31, 2025, the borrowing rates for our outstanding debt arrangements were as follows:

Loan Agreement	Interest Rate Description	Interest Rate
India Credit Facility	U.S. Treasury Constant Maturity Yield plus 1.75%	5.57%
India HSBC Working Capital Facility (1)	India Treasury bill rate plus 1.25%	6.50%
India Credit Agricole Working Capital Facility (1)	Overnight Index Swap rate plus 1.14% to 1.23%	6.53%
India JPM Working Capital Facility (1)	India Treasury bill rate plus 1.3%	6.57%
India Citibank Working Capital Facility (1)	India Treasury bill rate plus 1.25%	6.42%
——————————
(1)The weighted-average interest rate for our outstanding short-term debt arrangements was 6.52% as of December 31, 2025.

During the years ended December 31, 2025, 2024, and 2023, we paid $34.6 million, $36.2 million, and $15.0 million, respectively, of interest related to our debt arrangements.

Future Principal Payments

At December 31, 2025, the future principal payments on our long-term debt were due as follows (in thousands):

Total Debt
2026	$90,899
2027	90,950
2028	91,000
2029	100,802
Total long-term debt future principal payments	$373,651

13. Other Financing Arrangements

Non-Recourse Factoring

We have entered into various revolving factoring arrangements to sell certain trade receivables to unrelated financial institutions. Transfers under these arrangements, which retained servicing but were without recourse, qualified as true sales under ASC 860. We factored $245.7 million and $126.0 million under these arrangements and recorded $5.3 million and $1.9 million of discounts on factored receivables in “Selling, general and administrative” expense during the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, we repurchased $27.0 million of previously transferred assets under these arrangements. The trade receivables sold that remained outstanding as of December 31, 2025 and 2024 were $99.8 million and $126.0 million, respectively. Proceeds from the sale of such receivables are classified as operating cash flows, whereas amounts paid to repurchase previously transferred receivables are classified as investing cash flows.

Secured Borrowings

During the year ended December 31, 2025, we transferred $492.8 million of trade receivables to a financial institution under a factoring arrangement with recourse, while retaining servicing responsibilities. Transfers under this arrangement do not meet the criteria for a sale of receivables and are therefore accounted for as secured borrowings.

We record discounts on receivables factored with recourse as interest expense over the term of the respective receivables. Accordingly, during the year ended December 31, 2025, we recorded $6.5 million of interest expense associated with this arrangement. As of December 31, 2025, there were no outstanding liabilities related to this arrangement.

Supplier Finance Program

We participate in a supplier finance program administered by a third-party financial institution. Under this program, suppliers that choose to participate have the option to receive early payment from the financial institution for invoices that we have confirmed as valid. Our contractual payment terms with suppliers are not impacted by their participation in this program. If the supplier participates, we pay the financial institution the full invoice amount on the original due date. We do not pledge assets or provide guarantees under this program. As of December 31, 2025, our payment obligations outstanding under the supplier finance program were $9.0 million, which were recorded within “Accounts payable” in the consolidated balance sheets.

A rollforward of activity related to obligations under the supplier finance program was as follows (in thousands):

2025
Beginning balance	$—
Confirmed during the year	28,798
Settled during the year	(19,769)
Ending balance	$9,029

14. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of December 31, 2025, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Revolving Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	238.7	177.1
Surety bonds	147.8	137.3
——————————
(1)Our Revolving Credit Facility provided us with a sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

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

Product warranty activities during the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Product warranty liability, beginning of period	$76,435	$25,491	$33,787
Accruals for new warranties issued	16,805	7,399	5,416
Settlements	(23,482)	(13,183)	(6,058)
Changes in estimate of product warranty liability	9,650	56,728	(7,654)
Product warranty liability, end of period	$79,408	$76,435	$25,491
Current portion of warranty liability	$59,266	$62,139	$5,920
Noncurrent portion of warranty liability	$20,142	$14,296	$19,571

During the year ended December 31, 2024, we identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. Subsequently, we identified the causes of these issues and compiled and evaluated data on the expected impact such issues may have on performance, including collecting samples of module performance data from several locations. During the year ended December 31, 2025, we settled certain of our obligations related to these issues and continued to engage in settlement discussions with various additional customers. Based on such settlement experience, the estimated number of affected modules, and projections of probable costs to remediate the issues, we believe a reasonable estimate of potential future losses will range from approximately $35 million to $75 million.

Within that range, we recorded a specific warranty liability of $50 million as of December 31, 2025, which represents our best estimate of expected future losses related to the identified manufacturing issues. The ultimate loss we will incur will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any potential additional commitments we may make to remediate the affected modules. As additional information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of December 31, 2024, we accrued $2.5 million of indemnification liabilities. As of December 31, 2025, we had no accrual for indemnification liabilities. Our potential future payments under these indemnifications primarily relate to legislative changes that may adversely affect an entity’s ability to benefit from previously transferred Section 45X tax credits.

Contingent Consideration

As part of a business acquisition in May 2023, we agreed to pay additional consideration of up to $42.5 million to the selling shareholders contingent upon the successful achievement of certain technical milestones. See Note 3. “Business Acquisitions” to our consolidated financial statements for further discussion of this acquisition. Changes in the fair value of this contingent liability, which are based on updated assumptions related to the probability and timing of achieving the remaining milestones, are recorded within “Research and development” expense in our consolidated statements of operations. As of December 31, 2025 and December 31, 2024, we recorded $2.2 million and $6.5 million, respectively, of long-term liabilities for such contingent obligations.

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

Our module collection and recycling liability was $146.0 million and $134.4 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024, and 2023, we recognized accretion expense of $6.2 million, $5.8 million, and $5.5 million, respectively, associated with this liability. See Note 6. “Restricted Marketable Securities” to our consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

In July 2021, Southern Power Company and certain of its affiliates (“Southern”) filed an arbitration demand with the American Arbitration Association against two subsidiaries of the Company, alleging breach of the EPC agreements for five projects in the United States, for which the Company’s subsidiaries served as the EPC contractor. The arbitration demand asserted breach of obligations to design and engineer the projects in accordance with the EPC agreements, particularly as such obligations relate to the procurement of tracker systems and inverters. The Company and its subsidiaries denied the claims, and defended the claims in arbitration hearings, which concluded in February 2023. In May 2023, the parties submitted their final proposals of individual award claims to the arbitration panel. In July 2023, the arbitration panel entered an interim award to Southern for $35.6 million, which was paid during the year ended December 31, 2023. As a result, we recognized a loss for such interim award in our results of operations for the year ended December 31, 2023. The final arbitration award, which did not change the results of the interim award, was signed on November 6, 2023. On February 2, 2024, First Solar commenced an action in the New York County Supreme Court seeking to vacate certain aspects of the final award. On May 6, 2024, such action was denied. First Solar has elected not to appeal, and considers this matter closed.

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Plaintiff”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. After a series of stays of the proceedings, the last of which was lifted on July 14, 2025, the parties have begun responding to their respective discovery demands. Each party has submitted its claim construction filings with the court, and a claim construction hearing took place on February 20, 2026. During the hearing, the Court requested additional briefings from both parties, which are due on March 23, 2026. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of December 31, 2025, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our consolidated balance sheet as of December 31, 2025. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023. As a result, the $21.8 million award has been vacated, and a new trial is expected to be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. We filed our initial briefs with the court on December 20, 2024. The plaintiff submitted its briefs on April 23, 2025. The appeal was fully briefed on November 25, 2025. There is no deadline by which the appellate court must issue a ruling.

On September 29, 2023 and June 5, 2024, the Company received subpoenas from the Division of Enforcement of the SEC seeking documents and information relating to the Company’s operations in India, the Company’s entry into a PV module supply agreement with an India-based customer, and certain aspects of the Company’s technology roadmap, among other things. On May 7, 2025, we received a notice from the SEC stating that the SEC had concluded its investigation and noting that based on the information collected to date, the SEC staff did not intend to recommend an enforcement action against First Solar.

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

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the year ended December 31, 2025 (in thousands):

	2025	2024	Change
Deferred revenue	$1,819,404	$2,039,825	$(220,421)	(11)%

During the year ended December 31, 2025, our contract liabilities decreased by $220.4 million primarily due to (i) the recognition of revenue for sales of solar modules for which payment was received in prior years and (ii) the recognition of revenue associated with certain customer contract terminations, partially offset by (iii) advance payments received or accrued in the current period for future sales of solar modules. During the years ended December 31, 2025 and 2024, we recognized revenue of $490.7 million and $433.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

During the year ended December 31, 2025, we terminated various master supply agreements with BP Solar Holding, LLC and its affiliate Lightsource Renewable Energy Trading, LLC due to the customers’ failure to cure several breaches of their contractual obligations. These terminations triggered certain contractual termination payment provisions, of which we recognized $61.0 million as revenue for the advance payments previously received. These terminations reduced our contracted backlog of solar modules by 6.6 GW at an aggregate transaction price of $1.9 billion.

As of December 31, 2025, we had entered into contracts with customers for the future sale of 50.1 GW of solar modules for an aggregate transaction price of $15.0 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes; (ii) sales freight in excess of defined thresholds; (iii) changes to certain commodity prices; (iv) the module wattage committed for delivery; (v) the volume of modules sold that meet certain U.S. domestic content requirements; and (vi) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is canceled. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

16. Stockholders’ Equity

Preferred Stock

As of December 31, 2025 and 2024, we had authorized 30,000,000 shares of undesignated preferred stock, $0.001 par value, none of which was issued and outstanding. Our board of directors is authorized to determine the rights, preferences, and restrictions on any series of preferred stock that we may issue.

Common Stock

As of December 31, 2025 and 2024, we had authorized 500,000,000 shares of common stock, $0.001 par value, of which 107,309,794 and 107,060,281 shares, respectively, were issued and outstanding. Each share of common stock is entitled to a single vote. We have not declared or paid any dividends through December 31, 2025.

17. Share-Based Compensation

The following table presents share-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Cost of sales	$2,649	$3,923	$4,798
Selling, general and administrative	13,685	20,696	25,217
Research and development	2,888	3,502	4,133
Production start-up	1	(17)	71
Total share-based compensation expense	$19,223	$28,104	$34,219

As of December 31, 2025, we had $22.1 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.4 years. During the years ended December 31, 2025, 2024, and 2023, we recognized an income tax benefit in our consolidated statements of operations of $9.6 million, $12.2 million, and $19.3 million, respectively, related to share-based compensation expense, including excess tax benefits. We authorize our transfer agent to issue new shares, net of shares withheld for taxes as appropriate, for the vesting of restricted stock and performance units or grants of unrestricted stock.

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

The 2020 Omnibus Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, performance units, cash incentive awards, performance compensation awards, and other equity-based and equity-related awards. The shares underlying any forfeited, expired, terminated, or canceled awards become available for new award grants. We may not grant awards under the 2020 Omnibus Plan after 2030, which is the tenth anniversary of the 2020 Omnibus Plan’s approval by our stockholders. As of December 31, 2025, we had 6,241,836 shares available for future issuance under the 2020 Omnibus Plan.

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

In March 2020, May 2021, and March 2022, the compensation committee of our board of directors approved grants of performance units for key executive officers to be earned over multi-year performance periods, which ended in December 2022, December 2023, and December 2024, respectively. Vesting of the 2020, 2021, and 2022 grants of performance units was contingent upon the specific attainment targets of each grant, which targets included metrics such as contracted revenue, module wattage, return on capital, cost per watt, incremental average selling price, and operating income metrics. In March 2023, the compensation committee certified the achievement of the vesting conditions applicable to the 2020 grants, which approximated the target level of performance. In February 2024, the compensation committee certified the achievement of the vesting conditions applicable to the 2021 grants, which approximated the maximum level of performance. In February 2025, the compensation committee certified the achievement of the vesting conditions applicable to the 2022 grants, which approximated the maximum level of performance. Accordingly, each participant received one share of common stock for each vested performance unit granted, net of any tax withholdings.

In March 2023, the compensation committee approved additional grants of performance units for key executive officers to be earned over a multi-year performance period, which ended in December 2025. Vesting of the 2023 grants of performance units is contingent upon the relative attainment of target contracted revenue, production, and operating margin metrics, to be certified by the compensation committee in 2026.

In March 2024 and May 2025, the compensation committee approved additional grants of performance units for key executive officers; such grants are expected to be earned over a multi-year performance period ending in December 2026 and December 2027, respectively. Vesting of the 2024 and 2025 grants of performance units is contingent upon the specific attainment targets of each grant, which targets include metrics such as contracted revenue, production, incremental average selling price, operating margin, and technology development.

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

The following is a summary of our restricted stock unit activity, including performance unit activity, for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units at December 31, 2024	814,338	$132.00
Restricted stock units granted (1)	233,750	135.49
Restricted stock units vested	(340,563)	91.59
Restricted stock units forfeited	(76,504)	131.25
Unvested restricted stock units at December 31, 2025	631,021	$155.19
——————————
(1)Restricted stock units granted include the maximum amount of performance units available for issuance under our long-term incentive program for key executive officers and associates. The actual number of shares to be issued will depend on the relative attainment of the performance metrics described above.

We estimate the fair value of our restricted stock unit awards based on our stock price on the grant date. For the years ended December 31, 2024 and 2023, the weighted-average grant-date fair value for restricted stock units granted in such years was $158.63 and $210.45, respectively. The total fair value of restricted stock units vested during 2025, 2024, and 2023 was $31.2 million, $25.0 million, and $20.0 million, respectively.

Unrestricted Stock

During the years ended December 31, 2025, 2024, and 2023, we awarded 9,096, 9,645, and 11,246, respectively, of fully vested, unrestricted shares of our common stock, excluding amounts withheld for taxes, to the chair and independent members of our board of directors. Accordingly, we recognized $1.6 million, $1.9 million, and $2.1 million of share-based compensation expense for these awards during the years ended December 31, 2025, 2024, and 2023, respectively.

18. Income Taxes

In July 2025, the U.S. President signed the budget reconciliation legislation (House of Representatives 1, or “H.R.1”) into law, commonly referred to as the “One Big Beautiful Bill.” H.R.1 includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. H.R.1 has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of H.R.1. did not have a material impact on our consolidated financial statements.

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

Pillar Two. In December 2021, the OECD released model rules for a new global minimum tax framework (“Pillar Two”). Certain governments in countries in which we operate have enacted local Pillar Two legislation, with effective dates between January 1, 2024 and January 1, 2025; such local legislation may also include qualified domestic minimum top-up tax and undertaxed profits rules. As these legislative changes develop and expand, we expect to continue to monitor the changes and evaluate their potential impact to our results of operations.

The U.S. and non-U.S. components of our income or loss before income taxes for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
U.S. income	$1,758,802	$1,217,274	$787,598
Non-U.S. (loss) income	(177,889)	189,064	103,692
Income before taxes	$1,580,913	$1,406,338	$891,290

The components of our income tax expense or benefit for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Current expense (benefit):
Federal	$4,871	$64,108	$44,693
State	17,543	48,255	8,285
Foreign	(7,738)	21,834	20,767
Total current expense	14,676	134,197	73,745
Deferred expense (benefit):
Federal	24,240	(16,840)	(23,390)
State	6,081	(17,505)	(1,413)
Foreign	7,687	14,442	11,571
Total deferred expense (benefit)	38,008	(19,903)	(13,232)
Total income tax expense	$52,684	$114,294	$60,513

Our Malaysian subsidiary has been granted a long-term tax holiday that expires in 2027. The tax holiday, which generally provides for a full exemption from Malaysian income tax, is conditional upon our continued compliance with certain employment and investment thresholds. We are currently in compliance with such thresholds.

Our Vietnamese subsidiary has been granted a long-term tax incentive that generally provides a full exemption from Vietnamese income tax through 2023, followed by reduced annual tax rates of 5% through 2032 and 10% through 2036. Such long-term tax incentive is conditional upon our continued compliance with certain revenue and R&D spending thresholds. We are currently in compliance with such thresholds.

During the year ended December 31, 2025, we incurred losses in Malaysia and Vietnam. As a result, we did not benefit from the tax holiday and tax incentive in this year.

The following table presents the differences between the provision for income taxes and the amounts computed at the federal statutory tax rate, by amount and percent, for the year ended December 31, 2025 (in thousands) after the adoption of ASU 2023-09:

	2025
	Tax	Percent
U.S. federal statutory tax rate	$331,992	21.0%
State and local income taxes (1)	18,356	1.2%
Foreign tax effects
Malaysia
Effect of tax holidays	23,595	1.5%
Other	615	—%
India
Changes in valuation allowance	19,729	1.2%
Other	11,673	0.8%
Other foreign jurisdictions	4,243	0.3%
Effect of cross-border tax laws	3,035	0.2%
Tax credits
Section 45X production credit	(335,881)	(21.2)%
U.S. foreign tax credits	(20,493)	(1.3)%
Other	(9,795)	(0.6)%
Changes in valuation allowance	(4,071)	(0.3)%
Non-taxable or non-deductible items	1,982	0.1%
Changes in unrecognized tax benefits	5,485	0.3%
Other adjustments	2,219	0.1%
Income tax expense	$52,684	3.3%
——————————
(1)Primarily includes income taxes for the State of California.

The following table presents the differences between the provision for income taxes and the amounts computed at the federal statutory tax rate, by amount and percent, for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

	2024		2023
	Tax	Percent	Tax	Percent
Statutory income tax expense	$295,331	21.0%	$187,171	21.0%
Changes in valuation allowance	22,680	1.6%	10,873	1.2%
GILTI inclusion	16,174	1.2%	—	—%
State tax, net of federal benefit	14,850	1.1%	5,468	0.6%
Change in tax contingency	12,110	0.9%	9	—%
Non-deductible expenses (1)	8,373	0.6%	20,283	2.3%
OECD Pillar Two global minimum tax	8,319	0.6%	—	—%
Foreign dividend income	4,774	0.3%	9,115	1.0%
Foreign tax rate differential	4,141	0.3%	1,018	0.1%
Share-based compensation	(5,760)	(0.4)%	(11,955)	(1.4)%
Return to provision adjustments	(6,804)	(0.5)%	(3,972)	(0.4)%
Tax credits	(21,909)	(1.6)%	(9,337)	(1.0)%
Effect of tax holidays	(29,180)	(2.1)%	(11,501)	(1.3)%
Section 45X production credit	(209,510)	(14.9)%	(138,546)	(15.5)%
Other	705	—%	1,887	0.2%
Reported income tax expense	$114,294	8.1%	$60,513	6.8%
——————————
(1)Includes, among other things, excess compensation for executive officers that is not deductible for tax purposes pursuant to Section 162(m) of the IRC.

The following table presents income taxes paid, net of refunds received, by jurisdiction for the year ended December 31, 2025 (in thousands):

2025
U.S. federal	$23,042
U.S. state and local
California	4,854
Texas	2,739
South Carolina	2,459
Illinois	2,458
Other	(521)
Total U.S. state and local	11,989
Foreign
Vietnam	12,647
Singapore	(6,958)
Other	2,441
Total foreign	8,130
Total income taxes paid, net	$43,161

During the years ended December 31, 2024 and 2023, we made net tax payments of $94.2 million and $90.9 million, respectively.

The following table reflects the effect of temporary differences that gave rise to the components of net deferred tax assets as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Deferred tax assets:
Long-term contracts	$325,721	$351,260
Net operating losses	304,853	163,408
Capitalized research and development	65,513	110,262
Tax credits	45,573	22,783
Accrued expenses	39,856	38,161
Inventory	31,388	50,283
Compensation	18,745	12,006
Equity in earnings	4,071	4,052
Deferred expenses	1,726	1,544
Other	40,956	31,650
Deferred tax assets, gross	878,402	785,409
Valuation allowance	(173,460)	(167,866)
Deferred tax assets, net of valuation allowance	704,942	617,543
Deferred tax liabilities:
Property, plant and equipment	(546,196)	(439,545)
Investment in foreign subsidiaries	(12,239)	(9,799)
Acquisition accounting / basis difference	(4,200)	(4,170)
Restricted marketable securities and derivatives	(2,370)	(1,983)
Capitalized interest	(1,363)	(1,357)
Other	(13,593)	(6,577)
Deferred tax liabilities	$(579,961)	$(463,431)
Net deferred tax assets	$124,981	$154,112

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

The following table shows changes in the valuation allowance against our deferred tax assets during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Valuation allowance, beginning of year	$167,866	$149,424	$135,763
Additions	18,430	24,445	15,109
Reversals	(12,836)	(6,003)	(1,448)
Valuation allowance, end of year	$173,460	$167,866	$149,424

We maintained a valuation allowance of $173.5 million and $167.9 million as of December 31, 2025 and 2024, respectively, against certain of our deferred tax assets, as it is more likely than not that such amounts will not be fully realized. During the year ended December 31, 2025, the valuation allowance increased by $5.6 million primarily due to current year operating losses in certain jurisdictions, partially offset by the partial release of the valuation allowance in jurisdictions with current year operating income.

As of December 31, 2025, we had gross federal and gross aggregate state net operating loss carryforwards of $587.9 million and $752.5 million, respectively. As of December 31, 2024, we had gross federal and gross aggregate state net operating loss carryforwards of $6.2 million and $143.0 million, respectively. If not used, the federal net operating loss carryforwards incurred prior to 2018 will begin to expire in 2030, and the state net operating loss carryforwards will begin to expire in 2029. Federal net operating losses arising in tax years beginning in 2018 may be carried forward indefinitely, and the associated deduction is limited to 80% of taxable income. The utilization of our net operating loss carryforwards is also subject to an annual limitation under Section 382 of the IRC due to changes in ownership. Based on our analysis, we do not believe such limitation will impact our realization of the net operating loss carryforwards as we anticipate utilizing them prior to expiration.

As of December 31, 2025, we had U.S. foreign tax credit carryforwards of $38.8 million, and federal research and development credit carryforwards of $6.8 million. If not used, these credit carryforwards will begin to expire in 2035 and 2045, respectively.

The following table shows a reconciliation of the beginning and ending amounts of liabilities associated with uncertain tax positions for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Unrecognized tax benefits, beginning of year	$23,872	$16,723	$14,493
Increases related to prior year tax positions	573	1,007	2,516
Decreases related to prior year tax positions	(7,947)	(651)	(437)
Decreases relating to settlements with authorities	—	(4,237)	(2,122)
Increases related to current tax positions	15,580	11,030	2,273
Unrecognized tax benefits, end of year	$32,078	$23,872	$16,723

If recognized, $29.7 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain tax positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which such resolution occurs. Our policy is to recognize any interest and penalties that we may incur related to our tax positions as a component of income tax expense or benefit. During the year ended December 31, 2025, we recognized interest income of $2.7 million related to unrecognized tax benefits. During the years ended December 31, 2024 and 2023, we recognized interest and penalties of $0.3 million and $0.4 million, respectively, related to unrecognized tax benefits.

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

The following table summarizes the tax years that are either currently under audit or remain open and subject to examination by the tax authorities in the most significant jurisdictions in which we operate:

Tax Years
Vietnam	2015 - 2024
United States	2016 - 2018; 2020, 2022 - 2024
India	2017 - 2024
Singapore	2020 - 2024
Malaysia	2021 - 2024

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

19. Net Income per Share

The calculation of basic and diluted net income per share for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands, except per share amounts):

	2025	2024	2023
Basic net income per share
Numerator:
Net income	$1,528,229	$1,292,044	$830,777
Denominator:
Weighted-average common shares outstanding	107,235	107,015	106,795

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,235	107,015	106,795
Effect of restricted stock and performance units	302	510	577
Weighted-average shares used in computing diluted net income per share	107,537	107,525	107,372

Net income per share:
Basic	$14.25	$12.07	$7.78
Diluted	$14.21	$12.02	$7.74

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the years ended December 31, 2025, 2024, and 2023 as such shares would have had an anti-dilutive effect (in thousands):

	2025	2024	2023
Anti-dilutive shares	2	—	—

20. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the year ended December 31, 2025 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Marketable Securities and Restricted Marketable Securities	Unrealized (Loss) Gain on Derivative Instruments	Total
Balance as of December 31, 2024	$(127,296)	$(56,483)	$(279)	$(184,058)
Other comprehensive income before reclassifications	15,545	11,264	—	26,809
Amounts reclassified from accumulated other comprehensive loss	2,191	—	366	2,557
Net tax effect	—	(687)	(87)	(774)
Net other comprehensive income	17,736	10,577	279	28,592
Balance as of December 31, 2025	$(109,560)	$(45,906)	$—	$(155,466)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Comprehensive Income Components	Income Statement Line Item	2025	2024	2023
Foreign currency translation adjustment:
Foreign currency translation adjustment	Cost of sales	$—	$—	$146
Foreign currency translation adjustment	Other expense, net	(2,191)	(4,664)	(1,766)
Total foreign currency translation adjustment		(2,191)	(4,664)	(1,620)
Unrealized gain (loss) on marketable securities	Other expense, net	—	11	(9)
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	(366)	(2,323)	(6,726)
Total loss reclassified		$(2,557)	$(6,976)	$(8,355)

21. Segment and Geographical Information

First Solar operates as one business, which involves the design, manufacture, and sale of CdTe solar modules, which convert sunlight into electricity. Third-party customers of this segment include system developers, independent power producers, utilities, commercial and industrial companies, large corporate energy buyers, and other system owners and operators. Our business is managed by our Chief Executive Officer, who is also considered our chief operating decision maker (“CODM”).

Prior to 2025, we regularly provided our CODM with financial information that included certain legacy business activities. As such activities have continued to decline in size and importance, our CODM no longer receives detailed financial information at this disaggregated level. Therefore, we currently operate as a single operating segment, and our disclosures reflect this change.

Although our CODM regularly uses gross profit for key operating decisions about allocating resources and assessing performance, we have concluded that consolidated net income is also used and is the measure of profit or loss required to be disclosed under the provisions of ASC 280 for our single operating segment. Accordingly, we considered whether there were any significant expense categories to disclose and concluded that the consolidated financial statements and accompanying notes thereto include the relevant categories regularly provided to our CODM. The measure of segment assets is reported in our consolidated balance sheets as “Total assets.”

The following table presents net sales for the years ended December 31, 2025, 2024, and 2023 by geographic region, based on the customer country of invoicing (in thousands):

	2025	2024	2023
United States	$4,994,679	$3,904,844	$3,187,603
India	195,584	201,714	10,869
France	6,303	34,370	68,302
All other foreign countries	22,810	65,361	51,828
Net sales	$5,219,376	$4,206,289	$3,318,602

The following table presents long-lived assets, which include property, plant and equipment, lease assets, and project assets as of December 31, 2025 and 2024 by geographic region, based on the physical location of the assets (in thousands):

	2025	2024
United States	$4,392,571	$3,911,923
Malaysia	574,255	646,111
Vietnam	434,749	500,568
India	433,661	471,736
All other foreign countries	62,337	52,345
Long-lived assets	$5,897,573	$5,582,683

22. Concentrations of Risks

Customer Concentration Risk. The following customers each comprised 10% or more of our total net sales for the years ended December 31, 2025, 2024, and 2023:

	% of Net Sales
	2025	2024	2023
Customer #1	11%	*	*
Customer #2	10%	*	*
Customer #3	*	*	10%
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

INDEX TO EXHIBITS

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc.	S-1/A	333-135574	10/25/06	3.1
3.2	Amended and Restated Bylaws of First Solar, Inc.	8-K	001-33156	5/9/24	3.1
4.1	Description of the Registrant’s Securities	10-K	001-33156	2/21/20	4.1
10.1+	Form of Change in Control Severance Agreement	S-1/A	333-135574	10/25/06	10.15
10.2	Form of Director and Officer Indemnification Agreement	10-K	001-33156	2/27/13	10.20
10.3+	Employment Agreement, dated March 15, 2011, and Change in Control Severance Agreement, dated April 4, 2011 between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/5/11	10.3
10.4+	Employment Agreement, effective July 1, 2012, and Change in Control Severance Agreement, effective July 1, 2012 between First Solar, Inc. and Georges Antoun	10-Q	001-33156	8/3/12	10.1
10.5+	Non-Competition and Non-Solicitation Agreement, effective as of March 15, 2011, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	5/7/13	10.2
10.6+	Change in Control Severance Agreement, effective as of July 1, 2012, between First Solar, Inc. and Georges Antoun	10-Q	001-33156	5/7/13	10.3
10.7+	Amendment to Change in Control Severance Agreement	10-Q	001-33156	8/7/13	10.1
10.8	Restricted Cash Assignment of Deposits	10-Q	001-33156	8/6/14	10.2
10.9+	Amendment to Employment Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Amendment to Non-Competition and Non-Solicitation Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar, and Second Amendment to Change-in-Control Severance Agreement, effective as of July 1, 2016, between First Solar, Inc. and Mark Widmar	10-Q	001-33156	4/28/16	10.1
10.10+	Employment Agreement, effective as of October 24, 2016, and Change-in-Control Severance Agreement, effective as of October 24, 2016, between First Solar, Inc. and Alexander Bradley	10-Q	001-33156	11/3/16	10.1
10.11+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of October 7, 2019 between First Solar, Inc. and Caroline Stockdale	10-K	001-33156	2/21/20	10.34
10.12+	First Solar, Inc. 2020 Omnibus Incentive Compensation Plan	DEF 14A	001-33156	4/1/20	App. A
10.13+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Patrick Buehler	10-Q	001-33156	10/28/20	10.1
10.14+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Jason Dymbort	10-Q	001-33156	10/28/20	10.2
10.15+	Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Markus Gloeckler	10-Q	001-33156	10/28/20	10.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.16+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Michael Koralewski	10-Q	001-33156	10/28/20	10.4
10.17+	First Amendment to Employment Agreement, effective as of October 8, 2020 between First Solar, Inc. and Caroline Stockdale	10-Q	001-33156	10/28/20	10.5
10.18+	Employment Agreement, First Amendment to Employment Agreement, Change In Control Severance Agreement, Confidentiality and Intellectual Property Agreement, and Non-Competition and Non-Solicitation Agreement, effective as of August 10, 2020 between First Solar, Inc. and Kuntal Kumar Verma	10-Q	001-33156	10/28/20	10.6
10.19+	First Amendment to Employment Agreement, effective as of January 8, 2021 between First Solar, Inc. and Markus Gloeckler	10-K	001-33156	2/26/21	10.46
10.20‡§	Finance Agreement between FS India Solar Ventures Private Limited and United States International Development Finance Corporation dated July 27, 2022	10-Q	001-33156	7/28/22	10.7
10.21‡§	Guaranty Agreement, dated August 4, 2022, between First Solar, Inc. and United States International Development Finance Corporation	10-Q	001-33156	10/27/22	10.1
10.22+	Form of Performance Unit Award Agreement - Form Perf Unit-015	10-K	001-33156	2/28/23	10.37
10.23+	Form of Grant Notice for 2023-2025 Executive Performance Equity Plan	10-Q	001-33156	4/27/23	10.1
10.24+	Credit and Guaranty Agreement, dated as of June 30, 2023, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33156	7/6/23	10.1
10.25+	Form of Performance Unit Award Agreement - Form Perf Unit-016	10-K	001-33156	2/27/24	10.30
10.26+	Form of Grant Notice for 2024-2026 Executive Performance Equity Plan	10-Q	001-33156	5/1/24	10.1
10.27+	Amendment No.1 to Guaranty Agreement dated June 21, 2024, between First Solar, Inc. and United States International Development Finance Corporation	10-Q	001-33156	7/30/24	10.1
10.28+	Form of Performance Unit Award Agreement - Form Perf Unit-017	10-K	001-33156	2/25/25	10.35
10.29+	Form of Grant Notice for 2025-2027 Executive Performance Equity Plan	10-Q	001-33156	7/31/25	10.1
10.30+	First Amendment to Revolving Credit and Guaranty Agreement, dated as of February 16, 2024, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-33156	7/31/25	10.3
10.31+	Second Amendment to Revolving Credit and Guaranty Agreement, dated as of May 27, 2025, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-33156	7/31/25	10.4
10.32+*	Form of Performance Unit Award Agreement - Form Perf Unit-018
10.33+*	Form of RSU Award Agreement	—	—	—	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.34+*	Form of Grant Notice for RSU Award Agreement	—	—	—	—
10.35+*	Form of Option Award Agreement	—	—	—	—
10.36+*	Form of Share Award Agreement	—	—	—	—
10.37+*	Form of Cash Incentive Award Agreement	—	—	—	—
10.38+*	Form of Performance Cash Incentive Award Agreement	—	—	—	—
19.1	First Solar, Inc. Insider Trading Compliance Policy	10-K	001-33156	2/25/25	19.1
21.1*	List of Subsidiaries of First Solar, Inc.	—	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended	—	—	—	—
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—
97.1	First Solar, Inc. Clawback Policy	10-K	001-33156	2/27/24	97.1
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—
101.LAB*	XBRL Taxonomy Label Linkbase Document	—	—	—	—
101.PRE*	XBRL Taxonomy Extension Presentation Document	—	—	—	—
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101	—	—	—	—
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

FIRST SOLAR, INC.

Date: February 24, 2026	By:	/s/ NATHAN THEURER
	Name:	Nathan Theurer
	Title:	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK R. WIDMAR	Chief Executive Officer and Director	February 24, 2026
Mark R. Widmar

/s/ ALEXANDER R. BRADLEY	Chief Financial Officer	February 24, 2026
Alexander R. Bradley

/s/ MICHAEL J. AHEARN	Chair of the Board of Directors	February 24, 2026
Michael J. Ahearn

/s/ ANITA MARANGOLY GEORGE	Director	February 24, 2026
Anita Marangoly George

/s/ LISA A. KRO	Director	February 24, 2026
Lisa A. Kro

/s/ WILLIAM J. POST	Director	February 24, 2026
William J. Post

/s/ VENKATA RENDUCHINTALA	Director	February 24, 2026
Venkata Renduchintala

/s/ PAUL H. STEBBINS	Director	February 24, 2026
Paul H. Stebbins

/s/ MICHAEL SWEENEY	Director	February 24, 2026
Michael Sweeney

/s/ NORMAN L. WRIGHT	Director	February 24, 2026
Norman L. Wright