Form 10-Q
period 2026-03-31
FIRST SOLAR, INC.
filed 2026-04-30
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of April 24, 2026, 107,453,363 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,044,240	$844,568
Cost of sales	558,109	500,165
Gross profit	486,131	344,403
Operating expenses:
Selling, general and administrative	65,331	53,164
Research and development	66,944	52,389
Production start-up	8,553	17,606
Total operating expenses	140,828	123,159
Operating income	345,303	221,244
Foreign currency loss, net	(9,063)	(11,593)
Interest income	28,862	18,865
Interest expense, net	(7,615)	(9,525)
Other expense, net	(3,153)	(1,932)
Income before taxes	354,334	217,059
Income tax expense	(7,715)	(7,524)
Net income	$346,619	$209,535

Net income per share:
Basic	$3.23	$1.96
Diluted	$3.22	$1.95
Weighted-average number of shares used in per share calculations:
Basic	107,355	107,122
Diluted	107,623	107,415

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$346,619	$209,535
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,427)	7,280
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $(74) and $(331)	(304)	5,431
Unrealized gain on derivative instruments, net of tax of $0 and $(87)	—	279
Other comprehensive (loss) income	(12,731)	12,990
Comprehensive income	$333,888	$222,525

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,362,979	$2,803,514
Marketable securities	63,582	51,849
Accounts receivable trade, net	1,373,954	1,294,040
Government grants receivable, net	285,158	499,592
Inventories	893,878	736,734
Other current assets	666,186	643,103
Total current assets	5,645,737	6,028,832
Property, plant and equipment, net	5,666,247	5,675,794
Deferred tax assets, net	207,468	194,672
Restricted marketable securities	214,670	217,172
Government grants receivable	537,583	125,607
Goodwill	30,582	31,095
Intangible assets, net	64,881	51,007
Inventories	216,989	237,462
Other assets	766,940	759,669
Total assets	$13,351,097	$13,321,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$306,834	$405,775
Income taxes payable	22,786	7,490
Accrued expenses	436,510	519,414
Current portion of debt	188,594	215,979
Deferred revenue	1,203,188	1,014,386
Other current liabilities	50,405	91,058
Total current liabilities	2,208,317	2,254,102
Accrued solar module collection and recycling liability	145,108	146,017
Long-term debt	237,182	282,593
Deferred revenue	582,379	805,018
Other liabilities	299,543	295,587
Total liabilities	3,472,529	3,783,317
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,453,003 and 107,309,794 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	107	107
Additional paid-in capital	2,908,700	2,902,013
Accumulated earnings	7,137,958	6,791,339
Accumulated other comprehensive loss	(168,197)	(155,466)
Total stockholders’ equity	9,878,568	9,537,993
Total liabilities and stockholders’ equity	$13,351,097	$13,321,310

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	107,310	$107	$2,902,013	$6,791,339	$(155,466)	$9,537,993
Net income	—	—	—	346,619	—	346,619
Other comprehensive loss	—	—	—	—	(12,731)	(12,731)
Common stock issued for share-based compensation	144	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(174)	—	—	(174)
Share-based compensation expense	—	—	6,861	—	—	6,861
Balance at March 31, 2026	107,453	$107	$2,908,700	$7,137,958	$(168,197)	$9,878,568

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	107,060	$107	$2,898,418	$5,263,110	$(184,058)	$7,977,577
Net income	—	—	—	209,535	—	209,535
Other comprehensive income	—	—	—	—	12,990	12,990
Common stock issued for share-based compensation	284	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(100)	—	(15,421)	—	—	(15,421)
Share-based compensation expense	—	—	2,653	—	—	2,653
Balance at March 31, 2025	107,244	$107	$2,885,650	$5,472,645	$(171,068)	$8,187,334

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$346,619	$209,535
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	147,393	124,843
Share-based compensation	6,781	2,584
Deferred income taxes	(15,709)	4,740
Other, net	20,451	9,678
Changes in operating assets and liabilities:
Accounts receivable, trade	(85,756)	(306,822)
Inventories	(143,815)	(202,781)
Government grants receivable	(204,926)	(99,118)
Other assets	(33,880)	(114,627)
Income tax receivable and payable	29,495	(5,928)
Accounts payable and accrued expenses	(211,360)	(145,797)
Deferred revenue	(38,125)	(91,169)
Other liabilities	(32,034)	6,880
Net cash used in operating activities	(214,866)	(607,982)
Cash flows from investing activities:
Purchases of property, plant and equipment	(118,529)	(205,966)
Purchases of marketable securities and restricted marketable securities	(459,756)	(389,832)
Proceeds from sales and maturities of marketable securities	444,752	502,937
Other investing activities	(15,000)	4,652
Net cash used in investing activities	(148,533)	(88,209)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	60,832	92,340
Repayment of debt	(132,497)	(176,409)
Payments of tax withholdings for restricted shares	(174)	(15,421)
Other financing activities	(379)	(129)
Net cash used in financing activities	(72,218)	(99,619)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,045)	1,607
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(437,662)	(794,203)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	2,814,031	1,638,223
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$2,376,369	$844,020
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$169,600	$325,717
Proceeds to be received from asset-based government grants	$140,350	$156,900

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Solar, Inc. and its subsidiaries in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of First Solar management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Certain prior period balances were reclassified to conform to the current period presentation.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, which has been filed with the SEC.

Unless expressly stated or the context otherwise requires, the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$2,316,986	$2,606,319
Money market funds	45,993	197,195
Total cash and cash equivalents	2,362,979	2,803,514
Marketable securities:
Time deposits	63,582	42,562
U.S. debt	—	9,287
Total marketable securities	63,582	51,849
Total cash, cash equivalents, and marketable securities	$2,426,561	$2,855,363

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	March 31, 2026	December 31, 2025
Cash and cash equivalents	Cash and cash equivalents	$2,362,979	$2,803,514
Restricted cash – noncurrent	Other assets	3,624	3,617
Restricted cash equivalents – noncurrent	Other assets	9,766	6,900
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$2,376,369	$2,814,031

During the three months ended March 31, 2026, we sold marketable securities for proceeds of $4.3 million and realized a loss of $0.7 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$63,582	$—	$—	$63,582
Total	$63,582	$—	$—	$63,582

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$42,562	$—	$—	$42,562
U.S. debt	10,000	—	713	9,287
Total	$52,562	$—	$713	$51,849

As of March 31, 2026, the contractual maturities of our marketable securities were within one year.

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
U.S. debt	$114,416	$115,350
Foreign government obligations	53,157	54,156
Supranational debt	28,204	28,276
U.S. government obligations	18,893	19,390
Total restricted marketable securities	$214,670	$217,172

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Holdings GmbH are grantors. As of March 31, 2026 and December 31, 2025, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $9.8 million and $6.9 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the three months ended March 31, 2026 and 2025, we purchased no restricted securities and $5.0 million of restricted securities, respectively, as part of our ongoing management of the custodial accounts.

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$142,324	$—	$27,908	$114,416
Foreign government obligations	66,077	—	12,920	53,157
Supranational debt	30,069	67	1,932	28,204
U.S. government obligations	24,249	—	5,356	18,893
Total	$262,719	$67	$48,116	$214,670

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$142,790	$—	$27,440	$115,350
Foreign government obligations	67,091	—	12,935	54,156
Supranational debt	30,123	59	1,906	28,276
U.S. government obligations	24,274	—	4,884	19,390
Total	$264,278	$59	$47,165	$217,172

As of March 31, 2026, the contractual maturities of these securities were between 5 years and 13 years, and restricted marketable securities with unrealized losses had generally been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase, and, based on the underlying credit quality of the investments, we expect to hold such securities until we recover our cost basis.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable trade, gross (1)	$1,389,038	$1,307,307
Allowance for credit losses	(15,084)	(13,267)
Accounts receivable trade, net	$1,373,954	$1,294,040
——————————
(1)See Note 10. “Other Financing Arrangements” to our condensed consolidated financial statements for discussion of our various factoring arrangements.

Inventories

Inventories consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$385,574	$429,675
Work in process	116,066	105,325
Finished goods	609,227	439,196
Inventories	$1,110,867	$974,196
Inventories – current	$893,878	$736,734
Inventories – noncurrent	$216,989	$237,462

Other current assets

Other current assets consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Spare maintenance materials and parts	$282,636	$278,767
Indirect tax receivables	134,626	124,045
Prepaid expenses	113,400	99,280
Operating supplies	52,028	57,427
Insurance receivable for accrued litigation (1)	21,800	21,800
Derivative instruments (2)	15,735	4,001
Prepaid income taxes	1,631	9,772
Other	44,330	48,011
Other current assets	$666,186	$643,103
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Land	$39,515	$39,578
Buildings and improvements	1,926,071	1,929,051
Machinery and equipment	5,765,611	5,746,979
Office equipment and furniture	163,787	162,070
Leasehold improvements	34,128	34,136
Construction in progress	431,825	321,524
Property, plant and equipment, gross	8,360,937	8,233,338
Accumulated depreciation	(2,694,690)	(2,557,544)
Property, plant and equipment, net	$5,666,247	$5,675,794

As of March 31, 2026, the recoverability of our property, plant, and equipment was based on certain expectations regarding the ongoing operation of our international manufacturing facilities. However, it is reasonably possible that the operational status of one or more of our international facilities may be adversely affected by geopolitical developments, including trade policies or tariffs, which may result in future decisions to reduce, pause, or cease operations at these facilities. Such decisions may result in certain property, plant, and equipment being sold or otherwise disposed of before the end of their previously estimated useful lives, which, in turn, could result in a decrease in the value, and possible impairment, of this property, plant, and equipment. Accordingly, any such changes to the operational status of our international manufacturing facilities could be material to our condensed consolidated financial statements and have a significant adverse effect on our results of operations.

Depreciation of property, plant and equipment was $143.8 million and $122.3 million for the three months ended March 31, 2026 and 2025, respectively.

Other assets

Other assets consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Advance payments for raw materials	$328,642	$319,783
Lease assets (1)	199,542	196,058
Income tax receivables	104,575	110,067
Project assets	25,062	25,721
Accounts receivable, trade	16,000	16,000
Prepaid expenses	15,775	17,180
Restricted cash equivalents	9,766	6,900
Restricted cash	3,624	3,617
Other (2)	63,954	64,343
Other assets	$766,940	$759,669
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

During 2024, we purchased ownership interests in two subsidiaries of Cleantech. These subsidiaries own certain of the power-generating assets that supply electricity to our facility, and we account for our investments in these subsidiaries using the equity method. As of March 31, 2026, the carrying amount of our investments in these subsidiaries was $6.9 million.

During the three months ended March 31, 2026 and 2025, we purchased $1.2 million and $0.1 million of electricity, respectively, from these subsidiaries.

Accrued expenses

Accrued expenses consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued property, plant and equipment	$115,672	$109,030
Product warranty liability (1)	56,273	59,266
Accrued inventory	53,290	69,093
Accrued other taxes	52,406	58,601
Accrued freight	45,939	51,707
Accrued compensation and benefits	30,008	67,023
Other	82,922	104,694
Accrued expenses	$436,510	$519,414
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties.

Other current liabilities

Other current liabilities consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued litigation (1)	$21,800	$21,800
Lease liabilities (2)	17,306	18,090
Derivative instruments (3)	3,149	2,357
Other	8,150	48,811
Other current liabilities	$50,405	$91,058
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(3)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Lease liabilities (1)	$144,041	$138,673
Deferred tax liabilities, net	66,965	69,691
Other taxes payable	52,330	51,711
Product warranty liability (2)	21,157	20,142
Other	15,050	15,370
Other liabilities	$299,543	$295,587
——————————
(1)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(2)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties.

5. Government Grants

Government grants represent benefits provided by federal, state, or local governments that are outside the scope of Accounting Standards Codification (“ASC”) 740; we account for such grants under ASC 832. We recognize government grants when it is probable we will comply with the grant’s conditions and the grant will be received. Government grants whose primary condition relates to the purchase, construction, or acquisition of a long-lived asset are accounted for using the cost accumulation approach and are recognized as a reduction to the related asset’s cost basis, which reduces future depreciation expense. Other government grants not related to long-lived assets are considered income-related grants and are recognized as a reduction to the related cost of activities that generated the benefit.

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our manufacturing facility in the state. Among other things, such incentives provided a 24% subsidy for eligible capital expenditures, contingent upon meeting certain minimum investment and employment commitments. We expect to receive the subsidy in six annual installments following the completion of the associated application and review process, which we expect to complete in 2026. Such incentives are reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” depending on the expected timing of cash receipts. There were no amounts recognized during the three months ended March 31, 2026 related to government grants accounted for using the cost accumulation approach.

The following table presents the benefits recognized from income-related government grants in our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Income Statement Line Item	2026	2025
Cost of sales	$418,033	$301,820
Selling, general and administrative	25	33
Research and development	149	1,844

In August 2022, the previous U.S. President signed into law the Inflation Reduction Act of 2022 (“IRA”). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (“IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we believe we qualify for a credit of approximately 17 cents per watt for each module produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” depending on the expected timing of cash receipts.

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

In October 2025, we entered into two agreements for the sale of $699.7 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.2 million. We received initial cash proceeds of $573.0 million during the year ended December 31, 2025 and received the remaining cash proceeds of $95.2 million during the three months ended March 31, 2026.

During the three months ended March 31, 2026, we received $117.6 million from the U.S. Department of the Treasury related to Section 45X tax credits generated during 2024.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$15,735	$3,149
Total derivative instruments	$15,735	$3,149

	December 31, 2025
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,001	$2,357
Total derivative instruments	$4,001	$2,357

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and our condensed consolidated statements of operations for the three months ended March 31, 2025 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2024	$(366)
Amount reclassified to cost of sales	366
Balance as of March 31, 2025	$—

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

		Amount of Gain (Loss) Recognized in Income Statement
		Three Months Ended March 31,
	Income Statement Line Item	2026	2025
Foreign exchange forward contracts	Foreign currency loss, net	$21,116	$(3,483)

Foreign Currency Risk

Many of our subsidiaries have assets and liabilities (primarily receivables, deferred taxes, payables, accrued expenses, debt, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported condensed consolidated statements of operations. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

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

As of March 31, 2026 and December 31, 2025, the U.S. dollar equivalent notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were $414.5 million and $446.0 million, respectively, including contracts in Indian rupee, Euro, and Malaysian ringgit, among other currencies.

Commodity Price Risk

From time to time, we have used commodity swap contracts to mitigate our exposure to commodity price fluctuations for certain raw materials used in the production of our modules. During the year ended December 31, 2024, we entered into various commodity swap contracts to hedge a portion of our forecasted cash flows for purchases of steel between April 2024 and December 2024. Such swaps had an aggregate initial notional value based on short tons of forecasted steel purchases, equivalent to $7.6 million, and entitled us to receive the price based on the U.S. Midwest Hot-Rolled Coil Steel Index while requiring us to pay certain fixed prices. The notional amount of the commodity swap contracts proportionately adjusted with forecasted purchases of steel.

These commodity swap contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We reported unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassified applicable amounts into earnings when the hedged transactions occurred and impacted earnings. As of March 31, 2026 and December 31, 2025, we had no outstanding cash flow hedges.

7. Leases

Our lease arrangements include our corporate and administrative offices, certain warehouses, certain land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three months ended March 31, 2026 and 2025, and as of March 31, 2026 and December 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$674	$398
Interest on lease liabilities	658	532
Operating lease cost	5,204	4,115
Variable lease cost	1,156	895
Short-term lease cost	518	274
Total lease cost	$8,210	$6,214

Cash paid for amounts included in the measurement of:
Operating lease liabilities	$5,225	$3,846
Finance lease liabilities	1,008	465
Lease assets obtained in exchange for:
Operating lease liabilities	$4,032	$1,167
Finance lease liabilities	5,310	—

	March 31, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$160,762	$38,780	$161,756	$34,302
Lease liabilities – current	13,487	3,819	15,183	2,907
Lease liabilities – noncurrent	105,193	38,848	103,753	34,920

Weighted-average remaining lease term	12 years	22 years	12 years	24 years
Weighted-average discount rate	5.2%	6.3%	5.7%	6.6%

As of March 31, 2026, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$15,121	$3,572
2027	14,192	4,821
2028	13,746	4,907
2029	12,001	5,019
2030	10,367	5,088
2031	10,421	4,846
Thereafter	86,651	51,769
Total future payments	162,499	80,022
Less: interest	(43,819)	(37,355)
Total lease liabilities	$118,680	$42,667

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At March 31, 2026 and December 31, 2025, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At March 31, 2026 and December 31, 2025, our marketable securities consisted of time deposits and U.S. debt, and our restricted marketable securities consisted of U.S. debt, foreign and U.S. government obligations, and supranational debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At March 31, 2026 and December 31, 2025, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At March 31, 2026 and December 31, 2025, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$45,993	$45,993	$—	$—
Restricted cash equivalents:
Money market funds	9,766	9,766	—	—
Marketable securities:
Time deposits	63,582	63,582	—	—
Restricted marketable securities	214,670	—	214,670	—
Derivative assets	15,735	—	15,735	—
Total assets	$349,746	$119,341	$230,405	$—
Liabilities:
Derivative liabilities	$3,149	$—	$3,149	$—
Total liabilities	$3,149	$—	$3,149	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$197,195	$197,195	$—	$—
Restricted cash equivalents:
Money market funds	6,900	6,900	—	—
Marketable securities:
Time deposits	42,562	42,562	—	—
U.S. debt	9,287	—	9,287	—
Restricted marketable securities	217,172	—	217,172	—
Derivative assets	4,001	—	4,001	—
Total assets	$477,117	$246,657	$230,460	$—
Liabilities:
Derivative liabilities	$2,357	$—	$2,357	$—
Total liabilities	$2,357	$—	$2,357	$—

Fair Value of Financial Instruments

At March 31, 2026 and December 31, 2025, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable – noncurrent	$537,583	$513,660	$125,607	$104,391
Liabilities:
Long-term debt, including current maturities (1)	$328,201	$337,267	$373,651	$382,318
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

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, restricted cash equivalents, restricted marketable securities, and foreign exchange forward contracts. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. We place these instruments with various high-quality financial institutions and limit the amount of credit risk from any one counterparty and we monitor the credit standing of these counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary.

We typically require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

9. Debt

Our debt arrangements consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

		Balance (USD)
Loan Agreement	Currency	March 31, 2026	December 31, 2025
Credit Facility	USD	$—	$—
India Credit Facility	USD	328,201	373,651
India Credit Agricole Working Capital Facility	INR	44,384	41,157
India JPM Working Capital Facility	INR	30,118	26,140
India Citibank Working Capital Facility	INR	23,249	11,123
India HSBC Working Capital Facility	INR	—	46,719
Total debt principal		425,952	498,790
Less: unamortized issuance costs		(176)	(218)
Total debt		425,776	498,572
Less: current portion		(188,594)	(215,979)
Noncurrent portion		$237,182	$282,593

Credit Facility

In June 2023, we entered into a credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent, which provided us with a senior secured credit facility (the “Revolving Credit Facility”) with an aggregate borrowing capacity of $1.0 billion. In February 2026, we entered into a new credit agreement with several financial institutions as lenders and JPMorgan Chase Bank, N.A. as administrative agent and terminated the prior Revolving Credit Facility. This new agreement provides us with a senior unsecured five-year revolving credit facility (the “Credit Facility”) with an aggregate borrowing capacity of $1.5 billion and a sub-limit of $450 million, $150 million of which is currently committed and available for the issuance of letters of credit. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at our option, (i) the Term Secured Overnight Financing Rate (“Term SOFR”), plus a margin that ranges between 1.00% to 1.75% or (ii) an alternate base rate as defined in the credit agreement, plus a margin that ranges from 0.00% to 0.75%. The margins are based on our net leverage ratio or, if we elect to switch to a credit ratings-based system after the investment grade ratings trigger date occurs (as defined in the credit agreement), on our public debt rating.

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

As of March 31, 2026 and December 31, 2025, we had no outstanding debt or letters of credit under our Credit Facility and Revolving Credit Facility, respectively.

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

India Credit Agricole Working Capital Facility

In August 2022, FSISV entered into a working capital facility agreement (the “India Credit Agricole Working Capital Facility”) with Credit Agricole Corporate and Investment Bank, for the issuance of letters of credit, bank guarantees, and overdrafts. In 2024, the India Credit Agricole Working Capital Facility was amended to include certain working capital loans, and during 2025, the facility limit was increased to INR 8.5 billion ($89.8 million). The outstanding balance matures in the second and third quarters of 2026. The India Credit Agricole Working Capital Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. In 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($65.8 million). The outstanding balance matures in the second, third, and fourth quarters of 2026. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($86.7 million). The India HSBC Working Capital Facility is guaranteed by First Solar, Inc.

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A. In January 2025, the India Citibank Working Capital Facility was amended to provide certain working capital loans of up to INR 6.4 billion ($67.6 million). The outstanding balance matures in the second and third quarters of 2026. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

10. Other Financing Arrangements

Non-Recourse Factoring

We have entered into various revolving factoring arrangements to sell certain trade receivables to unrelated financial institutions. Transfers under these arrangements, which retained servicing but were without recourse, qualified as true sales under ASC 860.

During the year ended December 31, 2025, we factored $245.7 million under these arrangements and recorded $5.3 million of discounts on factored receivables in “Selling, general and administrative” expense. We also repurchased $27.0 million of previously transferred assets under these arrangements during the year ended December 31, 2025. The trade receivables sold that remained outstanding as of December 31, 2025 were $99.8 million. Proceeds from the sale of such receivables were classified as operating cash flows, whereas amounts paid to repurchase previously transferred receivables were classified as investing cash flows.

During the three months ended March 31, 2026, we did not sell any trade receivables under these agreements. There were no trade receivables sold that remained outstanding as of March 31, 2026.

Secured Borrowings

During the year ended December 31, 2025, we transferred $492.8 million of trade receivables to a financial institution under a factoring arrangement with recourse, while retaining servicing responsibilities. We did not transfer any trade receivables under this factoring agreement during the three months ended March 31, 2026. Transfers under this arrangement do not meet the criteria for a sale of receivables and are therefore accounted for as secured borrowings.

We record discounts on receivables factored with recourse as interest expense over the term of the respective receivables. Accordingly, during the year ended December 31, 2025, we recorded $6.5 million of interest expense associated with this arrangement. As of March 31, 2026 and December 31, 2025, there were no outstanding liabilities related to this arrangement.

Supplier Finance Program

We participate in a supplier finance program administered by a third-party financial institution. Under this program, suppliers that choose to participate have the option to receive early payment from the financial institution for invoices that we have confirmed as valid. Our contractual payment terms with suppliers are not impacted by their participation in this program. If the supplier participates, we pay the financial institution the full invoice amount on the original due date. We do not pledge assets or provide guarantees under this program. As of March 31, 2026 and December 31, 2025, our payment obligations outstanding under the supplier finance program were $7.8 million and $9.0 million, respectively, which were recorded within “Accounts payable” in our condensed consolidated balance sheets.

11. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of March 31, 2026, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Credit Facility (1)	$—	$250.0
Bilateral facilities (2)	234.5	165.2
Surety bonds	140.8	144.3
——————————
(1)Our Credit Facility provides us with a committed sub-limit of $250.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

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

Product warranty activities during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Product warranty liability, beginning of period	$79,408	$76,435
Accruals for new warranties issued	4,462	2,656
Settlements	(5,069)	(3,511)
Changes in estimate of product warranty liability	(1,371)	(14)
Product warranty liability, end of period	$77,430	$75,566
Current portion of warranty liability	$56,273	$60,662
Noncurrent portion of warranty liability	$21,157	$14,904

During the year ended December 31, 2024, we identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. Subsequently, we identified the causes of these issues and compiled and evaluated data on the expected impact such issues may have on performance, including collecting samples of module performance data from several locations. We have settled certain of our obligations related to these issues and have continued to engage in settlement discussions with various additional customers. Based on such settlement experience, the estimated number of affected modules, and projections of probable costs to remediate the issues, we believe a reasonable estimate of potential future losses will range from approximately $35 million to $70 million. Within that range, we recorded a specific warranty liability of $47 million as of March 31, 2026, which represents our best estimate of expected future losses related to the identified manufacturing issues. The ultimate loss we will incur will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any potential additional commitments we may make to remediate the affected modules. As additional information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of March 31, 2026 and December 31, 2025, we had no accrued indemnification liabilities. Our potential future payments under these indemnifications primarily relate to legislative changes that may adversely affect an entity’s ability to benefit from previously transferred Section 45X tax credits.

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

Our module collection and recycling liability was $145.1 million and $146.0 million as of March 31, 2026 and December 31, 2025, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided EPC services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade (“Plaintiff”), the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that Plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. After a series of stays of the proceedings, the last of which was lifted on July 14, 2025, the parties have begun responding to their respective discovery demands. Each party has submitted its claim construction filings with the court, and a claim construction hearing took place on February 20, 2026. The court then requested mediation hearings, which took place on April 23, 2026. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of the Company. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to a motion for remittitur filed by the Company, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff and defendant have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of March 31, 2026, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of March 31, 2026. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023. As a result, the $21.8 million award has been vacated, and a new trial is expected to be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. We filed our initial briefs with the court on December 20, 2024. The plaintiff submitted its briefs on April 23, 2025. The appeal was fully briefed on November 25, 2025. There is no deadline by which the appellate court must issue a ruling.

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

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the three months ended March 31, 2026 (in thousands):

	March 31, 2026	December 31, 2025	Three Month Change
Deferred revenue	$1,785,567	$1,819,404	$(33,837)	(2)%

During the three months ended March 31, 2026, our contract liabilities decreased by $33.8 million primarily due to (i) the recognition of revenue for sales of solar modules for which payment was received in prior years, partially offset by (ii) advance payments received or accrued in the current period for future sales of solar modules. During the three months ended March 31, 2026 and 2025, we recognized revenue of $104.6 million and $132.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of March 31, 2026, we had entered into contracts with customers for the future sale of 47.9 GW of solar modules for an aggregate transaction price of $14.4 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes; (ii) sales freight in excess of defined thresholds; (iii) changes to certain commodity prices; (iv) the module wattage committed for delivery; (v) the volume of modules sold that meet certain U.S. domestic content requirements; and (vi) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is terminated. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

13. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of sales	$732	$344
Selling, general and administrative	4,755	1,885
Research and development	1,294	355
Total share-based compensation expense	$6,781	$2,584

As of March 31, 2026, we had $33.2 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.5 years.

In March 2022 and March 2023, the compensation committee of our board of directors approved grants of performance units for key executive officers to be earned over multi-year performance periods, which ended in December 2024 and December 2025, respectively. Vesting of the 2022 and 2023 grants of performance units was contingent upon the specific attainment targets of each grant, which targets included metrics such as contracted revenue, return on capital, cost per watt, production, and operating income metrics. In February 2025, the compensation committee certified the achievement of the vesting conditions applicable to the 2022 grants, which approximated the maximum level of performance. In February 2026, the compensation committee certified the achievement of the vesting conditions applicable to the 2023 grants, which approximated the target level of performance. Accordingly, each participant received one share of common stock for each vested performance unit granted, net of any tax withholdings.

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

14. Income Taxes

In July 2025, the U.S. President signed the budget reconciliation legislation (House of Representatives 1, or “H.R.1”) into law, commonly referred to as the “One Big Beautiful Bill.” H.R.1 includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. H.R.1 has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of H.R.1 did not result in a material impact on our condensed consolidated financial statements.

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

In December 2021, the OECD released model rules for a new global minimum tax framework (“Pillar Two”). Certain governments in countries in which we operate have enacted local Pillar Two legislation, with effective dates between January 1, 2024 and January 1, 2025; such local legislation may include qualified domestic minimum top‑up tax and undertaxed profits rules. We continue to monitor developments related to Pillar Two and evaluate their potential impact on our results of operations.

Our effective tax rate was 2.2% and 3.5% for the three months ended March 31, 2026 and 2025, respectively. The decrease in our effective tax rate was primarily driven by the relative amounts of advanced manufacturing production credits earned in each period, partially offset by lower relative amounts of income earned in foreign jurisdictions with lower statutory tax rates and higher prior period excess tax benefits associated with share-based compensation. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law associated with the IRA.

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

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in India, Chile, and the United States, along with the States of North Carolina, Tennessee, and Texas. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax examinations cannot be predicted with certainty. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

15. Net Income per Share

The calculation of basic and diluted net income per share for the three months ended March 31, 2026 and 2025 was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic net income per share
Numerator:
Net income	$346,619	$209,535
Denominator:
Weighted-average common shares outstanding	107,355	107,122

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,355	107,122
Effect of restricted stock and performance units	268	293
Weighted-average shares used in computing diluted net income per share	107,623	107,415

Net income per share:
Basic	$3.23	$1.96
Diluted	$3.22	$1.95

There were no anti-dilutive shares for the three months ended March 31, 2026 and 2025.

16. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2026 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Marketable Securities and Restricted Marketable Securities	Total
Balance as of December 31, 2025	$(109,560)	$(45,906)	$(155,466)
Other comprehensive loss before reclassifications	(11,404)	(968)	(12,372)
Amounts reclassified from accumulated other comprehensive loss	(1,023)	738	(285)
Net tax effect	—	(74)	(74)
Net other comprehensive loss	(12,427)	(304)	(12,731)
Balance as of March 31, 2026	$(121,987)	$(46,210)	$(168,197)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended March 31,
		2026	2025
Foreign currency translation adjustment	Other expense, net	$1,023	$(323)
Unrealized loss on marketable securities	Other expense, net	(738)	—
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	—	(366)
Total gain (loss) reclassified		$285	$(689)

17. Segment Reporting

First Solar operates as one business, which involves the design, manufacture, and sale of cadmium telluride (“CdTe”) solar modules, which convert sunlight into electricity. As such, we operate as a single operating segment. Third-party customers of this segment include system developers, independent power producers, utilities, commercial and industrial companies, large corporate energy buyers, and other system owners and operators. Our business is managed by our Chief Executive Officer, who is also considered our chief operating decision maker (“CODM”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning: effects resulting from certain module manufacturing changes; our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, module volumes produced, module volumes sold, revenues, gross margin, operating expenses, products, projected costs (including estimated future module collection and recycling costs), warranties and anticipated claims thereunder, solar module technology and cost reduction roadmaps, product reliability, investments, and capital expenditures; our ability to continue to reduce the cost per watt of our solar modules; the impact of public policies, such as tariffs, export controls, or other trade remedies; the potential impact of legislation intended to encourage renewable energy investments through tax credits; our ability to expand manufacturing capacity, including the construction of new manufacturing facilities in the United States and related increases in manufacturing capacity; the impact of supply chain disruptions, which may affect the procurement of raw materials used in our manufacturing process and the distribution of our modules; R&D programs and our ability to improve the wattage of our solar modules; our ability to enforce our intellectual property rights; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “seek,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” “continue,” “contingent,” and the negative or plural of these words, and other comparable terminology.

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
•our ability to attract, train, retain, and successfully integrate key talent into our team; and
•all other matters discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this Quarterly Report on Form 10-Q, and our other reports filed with the SEC.

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

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. We recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026. Our global manufacturing footprint spans the United States, India, Malaysia, and Vietnam.

Certain of our financial results and other key operational developments for the three months ended March 31, 2026 include the following:

•Net sales for the three months ended March 31, 2026 increased by 23.6% to $1.0 billion compared to $0.8 billion for the same period in 2025. The increase was primarily due to a 30.9% increase in the volume of modules sold to third parties, partially offset by a lower average sales price per watt, resulting from an increase in the volume of modules sold in India.

•Gross profit as a percentage of net sales for the three months ended March 31, 2026 increased 5.8 percentage points to 46.6% from 40.8% for the same period in 2025. The increase was primarily due to lower logistics costs, which included detention and demurrage charges, and a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC, partially offset by a lower average sales price per watt.

•During the three months ended March 31, 2026, we produced 4.3 GW and sold 3.8 GW of solar modules.

•In October 2025, we entered into two separate agreements for the sale of $699.7 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.2 million. We received $573.0 million during 2025 and received the remaining cash proceeds of $95.2 million in February 2026. In January 2026, we also received $117.6 million from the U.S. Department of the Treasury related to Section 45X tax credits generated during 2024.

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

Supply and Demand

As a result of the market opportunities described above, we recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026. We believe manufacturers of solar cells and modules, particularly those in China, have significant installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States and India, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. Notwithstanding these considerations, utility and corporate demand for energy and overall electric load growth, especially as a result of artificial intelligence-driven data center demand, continue to increase. Further, even on an unsubsidized basis, utility-scale PV solar is cost competitive with conventional forms of energy generation, including natural gas and nuclear, and is significantly faster to deploy than a five-year natural gas project development timeline or a much longer nuclear project timeline.

However, given the combination of (i) a European market captured by Chinese solar modules, where pricing is at levels near or below manufacturing costs; (ii) an Indian market effectively closed to Southeast Asian products; (iii) a general supply and demand imbalance for Southeast Asian products; and (iv) certain tariffs on modules imported into the United States, we have reduced production of Series 6 modules at our international manufacturing facilities.

In light of these market realities, we continue to advocate for industrial and trade policies that provide a level playing field for manufacturers of solar wafers, cells, and modules. We also continue to focus on our strategies and points of differentiation, which include our proprietary advanced module technology, our manufacturing process and distributed manufacturing presence, our localized supply chain, our R&D capabilities, our commitment to responsible solar, and our financial stability.

Pricing Competition

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for module manufacturers and project developers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Module average selling prices in many global markets have declined. However, recent module pricing in the United States, our primary market, has remained stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA, energy tax credit eligibility restrictions (including foreign-entity-related limitations) as amended by the One Big Beautiful Bill Act of 2025 (“OBBBA”), and tariffs on modules imported into the United States.

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

•Bifacial. While conventional solar modules are monofacial, meaning their ability to produce energy is a function of direct and diffuse irradiance on their front side, most module manufacturers offer bifacial modules that also capture diffuse irradiance on the back side of a module. Bifaciality compromises nameplate power, but by converting both front and back side irradiance, such technology may improve the overall energy production of a module relative to nameplate power when applied in certain applications, which could lower the overall levelized cost of electricity (“LCOE”) of a system when compared to systems using monofacial solar modules.

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, our PV solar modules are expected to produce more energy in real-world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate power. In late 2024, we commenced a limited commercial production run of modules employing our CuRe technology, and during the first half of 2025, we sold our first CuRe modules to customers. During the three months ended March 31, 2026, we permanently converted one of our Ohio facilities to CuRe, and intend to follow this with a phased replication of the technology across certain manufacturing facilities within our fleet.

•Perovskite. We continue to research and develop our thin-film semiconductor technology, with a focus on the use of perovskite thin films. Perovskites have the potential to significantly increase the efficiency and reduce the cost of PV solar modules either through single-junction or potentially multi-junction devices. Supported by the associates at our California and European Technology Centers, we continue to advance our work on improving both the efficiency and stability of this technology in developing a commercially scalable perovskite product. Our investment in this technology also includes the construction and operation of a dedicated perovskite development line at our Ohio facility.

Product Efficiencies

The efficiencies gained from the vertical integration of our manufacturing model and our cost management initiatives allow us to compete favorably in markets that are supported by a level playing field. Our cost competitiveness is based in large part on our advanced thin film semiconductor technology, module wattage, proprietary manufacturing process (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and focus on operational excellence. In addition, our CdTe modules use approximately 2% to 3% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels.

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

Certain Trends and Uncertainties

We believe that our business, financial condition, and results of operations may be favorably or unfavorably impacted by the following trends and uncertainties. See Part II. “Other Information” Item 1A. “Risk Factors” for discussions of other risks that may affect us.

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

Demand for our PV solar modules depends, in part, on certain factors outside our control. For example, many governments have proposed or enacted policies or incentive programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. While we compete in markets that do not require solar-specific government subsidies or incentive programs, our net sales and profits remain subject to variability based on the availability and size of these government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government incentive programs include the following:

•United States. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. However, on January 20, 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, on July 4, 2025, the U.S. President signed H.R.1 into law, commonly referred to as the “One Big Beautiful Bill,” which significantly curtails the availability of certain energy tax credits. H.R.1 includes accelerating the termination of the clean electricity Investment Tax Credit (“ITC”) and Production Tax Credit (“PTC”) in relation to solar and restricting tax credits if a taxpayer employs certain products and components produced by a supplier with ties to a foreign entity of concern (“FEOC”). H.R.1 also severely limits Section 45X tax credit eligibility for products manufactured by, or with material assistance from, a FEOC. For more information about certain risks associated with the benefits available to us under IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Demand for our PV solar modules also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In April 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, and additional, higher reciprocal tariffs on certain countries pursuant to the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. Since that ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to commence the process of refunding IEEPA tariffs. We expect to account for the potential recovery of these tariffs using a loss recovery model under ASC 450. The ruling did not address the details of the refund process, and therefore the ultimate availability, timing, and amount of any potential refunds of IEEPA tariffs remains uncertain. As such, we have currently determined that potential recovery of any funds is not probable. We plan to continue to monitor changes to the trade policies of the United States and other countries that could impact our financial position, results of operations, and cash flows. Further, if we are successful in collecting refunds for the IEEPA tariffs, the refunds we ultimately recover may differ from the full amount we previously paid, and that difference may be material. Moreover, any potential refunds may be offset by refunds due to customers for payments made in connection with the IEEPA tariffs. President Trump responded immediately by revoking the IEEPA tariff actions and imposing new global tariffs pursuant to Section 122 of the Trade Act of 1974 (“Section 122”), which provides for tariffs up to 15% for a period of no more than 150 days. For more information about this development, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•United States. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 of the Trade Expansion Act of 1962 (“Section 232”) from 25% to 50%. Effective August 1, 2025, the U.S. President imposed tariffs of 50% on copper under Section 232. Effective April 6, 2026, the U.S. President modified the Section 232 tariffs on aluminum, steel, and copper to apply a rate of 50% to the full value of primary metal articles and a rate of 25% to the full value of derivative articles, while removing certain products from the scope of Section 232 tariffs. Effective October 14, 2025, the U.S. President imposed tariffs of 10% on imported softwood timber and lumber products under Section 232. Further, on April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232; on July 1, 2025, the U.S. Secretary of Commerce initiated a Section 232 investigation to determine whether imports of polysilicon and its derivatives impair U.S. national security; and on September 2, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of robotics and industrial machinery under Section 232. For more information about the context of these developments, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•China. In February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium, which is one of the main components of our CdTe modules. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Chinese exporters of tellurium and related products are generally required to obtain a license from the Chinese Ministry of Commerce. In October 2025, China expanded its rare earths export controls, adding new minerals to its restricted list and requiring foreign entities to obtain a license to export any products containing over 0.1% of rare earths from China or manufactured using China’s extraction, refining, magnet-making, or recycling technology. In November 2025, China announced it would delay imposition of the October 2025 export controls for one year. In February 2026, the U.S. President announced the creation of an approximately $12 billion stockpile of critical minerals for U.S. manufacturers in response to the potential supply chain disruptions as a result of Chinese export controls. We have assembled a cross-functional team to monitor the export controls and related developments and analyze how they may impact materials required for our module production. We have applied for and intend to continue applying for export licenses where appropriate, as well as continuing to implement other strategic alternatives, such as sourcing from other suppliers to mitigate potential adverse impacts from these export controls. For more information about this development, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of antidumping and countervailing duty (“AD/CVD”) petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (“USITC”) to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. Following final affirmative determinations by the USDOC and USITC that identified final subsidy rates of 534.67% to 3,403.96% for Cambodia, 14.64% to 168.8% for Malaysia, 263.74% to 799.55% for Thailand, and 68.15% to 542.64% for Vietnam, AD/CVD orders, including the assessment of countervailing duties and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In addition to a range of alleged illegal subsidies, the petitioners identified dumping margins of 213.96% for India, 89.65% for Indonesia, and 245.79% to 249.09% for Laos. For more information about this development, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•India. The Approved List of Models and Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy (“MNRE”), and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. For example, in December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026; in August 2025, the relevant list of qualifying entities was released, which included First Solar as an approved manufacturer. Further, in September 2025, the MNRE released draft amendments that would require nearly all solar development projects to use PV modules that contain domestically manufactured wafers, which is expected to be effective for such projects completed on or after June 2028; the proposed list was released at that time, which included First Solar as an approved manufacturer. In November 2025, the MNRE released a draft proposal that would increase the minimum efficiency of PV modules for manufacturers to be included in the ALMM beginning in 2027, which would potentially impact First Solar’s ability to sell modules within the Indian market. For more information about the ALMM, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

Our ability to provide solar modules on economically attractive terms is also affected by the availability and cost of logistics services associated with the procurement of raw materials or equipment used in our manufacturing process and the shipping, handling, storage, and distribution of our modules. To mitigate certain logistics costs, we employ commercial contract structures that provide additional consideration to us if the cost of logistics services, excluding detention and demurrage, exceeds defined thresholds. We may also adjust our shipping plans to include additional lead times for module deliveries and/or use our network of U.S. distribution centers to mitigate logistics costs. Additionally, our manufacturing capacity expansions are expected to bring production activities closer to customer demand, further mitigating our exposure to the cost of ocean freight.

We generally price and sell our solar modules on a per watt basis. As of March 31, 2026, we had entered into contracts with customers for the future sale of 47.9 GW of solar modules for an aggregate transaction price of $14.4 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 23.4 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of March 31, 2026, the expected timing of such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.6 billion, the majority of which would be recognized in 2027 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable or unfavorable price adjustments associated with changes to (i) sales freight in excess of defined thresholds, (ii) changes to certain commodity prices, (iii) the module wattage committed for delivery, (iv) the volume of modules sold that meet certain U.S. domestic content requirements, and (v) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is canceled.

While our contracts with customers typically have certain firm purchase commitments and may require our customers to make payments to us if a contract is terminated in certain circumstances, those contract terms have in the past and may in the future be breached by our customers or be subject to renegotiation. Among other things, these contract breaches and renegotiations have reduced, and may continue to reduce, the volume of modules sold under the relevant contracts and/or the extent of anticipated price adjustments for future module technology improvements, thereby reducing future sales of solar modules. Furthermore, our ability to subsequently resell solar modules sold under terminated and/or renegotiated contracts may be constrained by the project lead times of our customers, their required module specifications, or other factors. For example, on September 30, 2025, First Solar filed a complaint in the Supreme Court of the State of New York asserting that BP Solar Holding LLC and its affiliate Lightsource Renewable Energy Trading, LLC breached their contractual obligations with First Solar, having entered into various master supply agreements to purchase solar modules from First Solar and then refusing to pay the amounts owed under the purchase orders. For more information about this development, see Part II. “Other Information” Item 1. “Legal Proceedings.”

We monitor our modules’ expected performance through quality and reliability testing, as well as actual performance in certain field installation sites. Any declines in the expected performance attributes of our modules could adversely impact our financial results due to declines in the average selling prices of our modules and additional margin compression. For example, the identified manufacturing issues affecting certain Series 7 modules may adversely impact the average selling prices of our modules or the carrying value of our inventories. These manufacturing issues may also increase product warranty claims by our customers to resolve the premature power loss in affected modules. Any future manufacturing issues, including any additional commitment made by us to remediate the affected modules beyond our limited warranty, could also adversely impact our reputation, financial position, operating results, and cash flows. We may also be subject to certain other risks and uncertainties surrounding module performance as described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

We are in the process of expanding our domestic manufacturing capacity; this additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	53.4%	59.2%
Gross profit	46.6%	40.8%
Selling, general and administrative	6.3%	6.3%
Research and development	6.4%	6.2%
Production start-up	0.8%	2.1%
Operating income	33.1%	26.2%
Foreign currency loss, net	(0.9)%	(1.4)%
Interest income	2.8%	2.2%
Interest expense, net	(0.7)%	(1.1)%
Other expense, net	(0.3)%	(0.2)%
Income tax expense	(0.7)%	(0.9)%
Net income	33.2%	24.8%

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

Net Sales

We generally price and sell our solar modules on a per watt basis. During the three months ended March 31, 2026, we sold the majority of our solar modules to developers and operators of systems in the United States, and a majority of our module sales were denominated in U.S. dollars, with the remainder primarily sold in India and denominated in Indian rupees. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract.

The following table shows net sales for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Net sales	$1,044,240	$844,568	$199,672	23.6%

Net sales increased $199.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a 30.9% increase in the volume of modules sold to third parties, partially offset by a lower average sales price per watt, resulting from an increase in the volume of modules sold in India.

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

The following table shows cost of sales for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Cost of sales	$558,109	$500,165	$57,944	11.6%
% of net sales	53.4%	59.2%

Cost of sales increased $57.9 million, or 11.6%, and decreased 5.8 percentage points as a percent of net sales for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by (i) higher costs of $186.8 million due to an increase in the volume of modules sold and (ii) higher tariffs and duties of $29.8 million. This increase was partially offset by (iii) a higher volume of modules sold qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $117.9 million; (iv) decreased logistics costs of $38.5 million, which included lower detention and demurrage charges; and (v) module cost reductions, which decreased cost of sales by $33.3 million.

Gross Profit

Gross profit may be affected by various factors, including the selling prices of our modules, our manufacturing costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates.

The following table shows gross profit for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Gross profit	$486,131	$344,403	$141,728	41.2%
% of net sales	46.6%	40.8%
Gross profit as a percentage of net sales increased 5.8 percentage points to 46.6% during the three months ended March 31, 2026 from 40.8% during the three months ended March 31, 2025. The increase was primarily due to (i) lower logistics costs, which included detention and demurrage charges, and (ii) a higher sales mix of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC. These increases in gross profit were partially offset by (iii) a lower average sales price per watt.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Selling, general and administrative	$65,331	$53,164	$12,167	22.9%
% of net sales	6.3%	6.3%

Selling, general and administrative expense for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily due to purchases of renewable energy credits related to our commitment to responsible solar manufacturing.

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

The following table shows research and development expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Research and development	$66,944	$52,389	$14,555	27.8%
% of net sales	6.4%	6.2%

Research and development expense for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily due to (i) higher costs related to spare parts purchases as well as higher depreciation expense resulting from our continued investments in R&D facilities and equipment, (ii) higher employee compensation expense resulting from an increase in headcount, and (iii) higher utility charges.

Production Start-Up

Production start-up expense consists of costs associated with operating a production line before it is qualified for commercial production, including the cost of raw materials for solar modules produced during the qualification phase, employee compensation for individuals supporting production start-up activities, and applicable facility-related costs. Production start-up expense also includes costs related to the selection of a new site and implementation costs for manufacturing process improvements to the extent we cannot capitalize these expenditures.

The following table shows production start-up expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Production start-up	$8,553	$17,606	$(9,053)	(51.4)%
% of net sales	0.8%	2.1%

During the three months ended March 31, 2026, we incurred production start-up expense primarily for our sixth manufacturing facility in the United States. During the three months ended March 31, 2025, we incurred production start-up expense primarily for our fifth manufacturing facility in the United States.

Foreign Currency Loss, Net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Foreign currency loss, net	$(9,063)	$(11,593)	$2,530	(21.8)%

Foreign currency loss, net for the three months ended March 31, 2026 was consistent with the three months ended March 31, 2025.

Interest Income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Interest income	$28,862	$18,865	$9,997	53.0%

Interest income for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily due to an increase in holdings of cash and cash equivalents, partially offset by a decline in interest rates.

Interest Expense, Net

Interest expense, net primarily comprises interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Interest expense, net	$(7,615)	$(9,525)	$1,910	(20.1)%

Interest expense, net for the three months ended March 31, 2026 was consistent with the three months ended March 31, 2025.

Other Expense, Net

Other expense, net primarily comprises miscellaneous items and financing fees.

The following table shows other expense, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Other expense, net	$(3,153)	$(1,932)	$(1,221)	63.2%

Other expense, net for the three months ended March 31, 2026 was consistent with the three months ended March 31, 2025.

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

The following table shows income tax expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Three Month Change
Income tax expense	$(7,715)	$(7,524)	$(191)	2.5%
Effective tax rate	2.2%	3.5%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period.

Income tax expense for the three months ended March 31, 2026 was consistent with the three months ended March 31, 2025 despite an increase in income before taxes, primarily due to (i) the relative amounts of advanced manufacturing production credits earned in each period, partially offset by (ii) higher prior period excess tax benefits associated with share-based compensation.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information, as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement. ASU 2024-03 is effective for public companies for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, but we do not expect to do so. The disclosure requirements will be applied on a prospective basis, with the option to apply retrospectively. We are currently evaluating the impact ASU 2024-03 will have on our associated disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) - Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities, which largely codifies our current approach to accounting for such grants. ASU 2025-10 is effective for public companies for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods. Early adoption is permitted, and we adopted this standard on a modified prospective basis effective January 1, 2026. The adoption did not have a significant impact on our condensed consolidated financial statements or associated disclosures.

Liquidity and Capital Resources

As of March 31, 2026, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have availability under our Credit Facility, which remains unused as of March 31, 2026, as well as various trade receivables factoring arrangements with financial institutions. For more information about the Credit Facility, see Note 9. “Debt.” To the extent we offer extended payment terms to customers, fail to collect trade receivables in a timely manner, or face other challenges in managing our working capital, we may be required to use our Credit Facility or other temporary sources of funding. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term expansion activities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of March 31, 2026, we had $2.4 billion in cash, cash equivalents, and marketable securities compared to $2.9 billion as of December 31, 2025. This decrease was primarily driven by (i) increases in payments made to suppliers, (ii) various operating expenditures, (iii) purchases of property, plant and equipment for our U.S. facilities, and (iv) repayment of debt, partially offset by (v) Section 45X cash receipts from the U.S. Department of the Treasury, and (vi) proceeds from the sale of Section 45X tax credits. As of March 31, 2026 and December 31, 2025, $0.3 billion and $0.5 billion of our cash, cash equivalents, and marketable securities, respectively, were held by our foreign subsidiaries and were primarily based in U.S. dollar, Euro, and Indian rupee denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We use a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of March 31, 2026. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

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

In October 2025, we entered into two agreements for the sale of $699.7 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.2 million. We received initial cash proceeds of $573.0 million during the year ended December 31, 2025 and received the remaining cash proceeds of $95.2 million during the three months ended March 31, 2026. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased domestic demand for our products, we recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility to onshore final production processes for modules initiated by our international fleet, which is expected to commence operations in the second half of 2026. We expect our investment in this U.S. facility to be approximately $0.3 billion. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, and the advanced manufacturing production credit described above.

During 2026, we expect to spend between $0.8 billion and $1.0 billion for capital expenditures, including the new facility mentioned above, investments in various R&D initiatives, and upgrades to machinery and equipment. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

We have committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could increase our manufacturing costs or interrupt or impair our ability to manufacture our solar modules. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination payments (which, in aggregate, are up to approximately $300 million as of March 31, 2026 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of March 31, 2026, such funds were comprised of restricted marketable securities of $214.7 million and associated restricted cash and cash equivalents of $9.8 million. As of March 31, 2026, our module collection and recycling liability was $145.1 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of March 31, 2026, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(214,866)	$(607,982)
Net cash used in investing activities	(148,533)	(88,209)
Net cash used in financing activities	(72,218)	(99,619)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(2,045)	1,607
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(437,662)	$(794,203)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by higher cash receipts from module sales, including advance payments for future sales, partially offset by higher payments made to suppliers.

Investing Activities

The increase in net cash used in investing activities was primarily due to higher net purchases of marketable securities, partially offset by lower purchases of property, plant and equipment for our manufacturing facilities in the United States.

Financing Activities

The decrease in net cash used in financing activities was primarily due to lower net repayments of debt and lower payments of tax withholdings for restricted shares in the current period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

JinkoSolar

On February 25, 2025, First Solar filed suit in the district court for the District of Delaware asserting that JinkoSolar Holding Co., Ltd.; Jinko Solar Co., Ltd.; Jinko Solar (Vietnam) Industries Co. Ltd.; Jinko Solar Technology Sdn. Bhd.; Zhejiang Jinko Solar Co., Ltd.; JinkoSolar (U.S.) Holding Inc.; JinkoSolar (U.S.) Inc.; Jinko Solar (U.S.) Manufacturing Inc.; and Jinko Solar (U.S.) Industries Inc. (collectively, “JinkoSolar”) directly and indirectly infringe a First Solar patent through JinkoSolar’s manufacture, import, use, sale, and offering for sale of certain tunnel oxide passivated contact (“TOPCon”) solar products. First Solar alleges that the JinkoSolar TOPCon products contain solar cells manufactured using a method claimed in the patent. First Solar seeks both monetary damages and injunctive relief. On June 27, 2025, JinkoSolar filed an answer to the complaint and counterclaims asserting that the patent-in-suit is not valid and that it is not infringed by JinkoSolar. On July 18, 2025, First Solar filed an answer to the counterclaims. On April 2, 2026, the case was stayed until the determination of the USITC in Investigation No. 337-TA 1494 becomes final.

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

On December 15, 2025, JinkoSolar filed a petition for an ex parte reexamination of First Solar’s ‘074 patent. On February 3, 2026, the USPTO granted the request for ex parte reexamination. On April 3, 2026, First Solar filed a petition to terminate the ex parte reexamination.

Mundra

On April 15, 2025, Mundra Solar PV Limited (“Mundra”) filed suit in the district court of the District of Delaware seeking declaratory judgment that it does not infringe two of First Solar’s patents (the ’074 Patent and the ’732 Patent) through its manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. On August 1, 2025, First Solar filed an answer to the compliant and pleaded counterclaims alleging that Mundra as well as its affiliates Mundra Solar Energy Ltd., Adani Solar USA Inc., Adani Solar USA LLC, and Adani Solar infringe the two First Solar patents. On September 22, 2025, Mundra filed an answer to First Solar’s counterclaims and added counterclaims asserting that the First Solar patents are invalid. On October 3, 2025, Adani Solar USA Inc. and Adani Solar USA LLC (collectively, “Adani Solar USA”) filed a motion to dismiss First Solar’s counterclaims with respect to Adani Solar USA. On October 8, 2025, First Solar filed an answer to Mundra’s counterclaims. First Solar filed an opposition to the motion to dismiss on October 17, 2025, and Adani Solar USA filed a reply brief on October 24, 2025. On March 27, 2026, the case was stayed until the determination of the USITC in Investigation No. 337-TA 1494 becomes final.

On August 15, 2025, Mundra filed an inter partes review before the USPTO alleging that First Solar’s ’732 Patent is invalid over certain prior art. On October 17, 2025, First Solar filed a brief requesting that the inter partes review be discretionarily denied. On December 11, 2025, the U.S. Patent Trial and Appeal Board declined the petition, ending the proceeding.

On December 19, 2025, Mundra filed a petition for an ex parte reexamination of First Solar’s ‘074 patent. On February 10, 2026, the USPTO granted the request for ex parte reexamination. On April 10, 2026, First Solar filed a petition to terminate the ex parte reexamination.

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

Trina Solar

On February 27, 2026, First Solar filed suit in the district court for the District of Delaware asserting that Trina Solar Co., Ltd.; Trina Solar (U.S.) Inc.; Trina Solar Energy Development Company Ltd.; Trina Solar Science & Technology (Thailand) Ltd.; Changzhou Trina Solar Energy Co., Ltd.; and Trina Solar Yiwu Technology Co., Ltd. (collectively, “Trina Solar”) directly and indirectly infringe a First Solar patent through Trina Solar’s manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. First Solar alleges that the Trina Solar TOPCon products contain solar cells manufactured using a method claimed in the patent. First Solar seeks both monetary damages and injunctive relief. On March 31, 2026 the case was stayed until the determination of the USITC in Investigation No. 337-TA 1494 becomes final.

USITC Proceeding

On February 24, 2026, First Solar filed a petition with the USITC asserting that entities affiliated with Axitec Solar, Canadian Solar, JA Solar, JinkoSolar, Mundra, Philadelphia Solar, Hanwha QCells, Runergy, Trina Solar, and VSUN (collectively, the “Respondents”) directly and indirectly infringe a First Solar patent through the importation and sale of certain TOPCon solar products. First Solar alleges that the Respondents’ TOPCon solar products contain solar cells manufactured using a method claimed in the patent. First Solar seeks a general exclusion order preventing the importation of infringing TOPCon solar products made by any foreign entity or, in the alternative seeks a limited exclusion order preventing the importation of infringing TOPCon products by the Respondents. In addition, First Solar seeks a cease-and-desist order preventing the sale of infringing TOPCon products that were previously imported. On March 25, 2026, the USITC instituted an investigation, Investigation No. 337-TA 1494, as requested by First Solar’s petition. On April 14, 2026, BYD America LLC (“BYD”) filed a motion to intervene as a respondent in the investigation. On April 27, 2026, BYD’s motion was granted. On April 28, 2026, Tesla filed a motion to intervene as a respondent in the investigation. First Solar is evaluating the motion and preparing a response. The investigation is in the early stages of discovery and Respondents will file responses to the Complaint by May 15, 2026.

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

On February 10, 2026, First Solar filed and served a motion seeking dismissal of each of the Defendants’ counterclaims. The Parties have agreed to an extended briefing schedule, and the motion will not be fully briefed until May 2026. A decision is not expected before August 2026.

See Note 11. “Commitments and Contingencies” under the heading “Legal Proceedings” of our condensed consolidated financial statements for other legal proceedings and related matters.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, results of operations, and cash flows. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also materially adversely affect our business, financial condition, results of operations, and cash flows. Except for the risk factors set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.

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

In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:

•United States — IEEPA Tariffs. In 2025, the U.S. President imposed a series of tariffs on nearly all U.S. trading partners pursuant to the IEEPA. On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. President Trump responded immediately by revoking the IEEPA tariff actions and imposing new global tariffs pursuant to Section 122, which provides for tariffs up to 15% for a period of no more than 150 days. The additional, higher tariffs have increased the costs of our solar modules manufactured in these countries with respect to our U.S. market. Further, such circumstances have impacted and may continue to impact our ability to sell certain modules into the United States and therefore may continue to also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results may continue to be adversely impacted by these tariffs.

•United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. In 2025, the U.S. President imposed an additional 10% tariff on all imports from China, related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics and a 10% reciprocal tariff on China, effective until November 10, 2026, under IEEPA. On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful, and President Trump immediately revoked the IEEPA tariff actions, including the additional tariffs on China, and replaced them with a new global tariff pursuant to Section 122. Our operating results could be adversely impacted by revocation of the IEEPA tariffs on China.

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

•United States — Tariffs on Certain Foreign-imported Aluminum, Steel, Copper, Timber and Lumber. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 from 25% to 50%. Effective August 1, 2025, the U.S. President imposed tariffs of 50% on copper under Section 232. Effective October 14, 2025, the U.S. President imposed tariffs of 10% on imported softwood timber and lumber products under Section 232. Effective April 6, 2026, the U.S. President modified the Section 232 tariffs on aluminum, steel, and copper to apply at a rate of 50% to the full value of primary metal articles; 25% to the full value of derivative articles; and to remove certain products from the scope of Section 232 tariffs. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

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

•United States — Antidumping and Countervailing Duties on Certain Traded Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. On April 21, 2025, the USDOC announced final determinations in the AD/CVD investigations. Final AD/CVD rates ranged from de minimis to over 3,400%, depending on the particular foreign producer. On June 9, 2025, the USITC notified USDOC of its final affirmative determinations in the AD/CVD investigations. AD/CVD orders, including the assessment of AD/CVDs and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In August 2025, the USITC issued affirmative preliminary determinations. The USDOC issued its preliminary countervailing duty determinations in February 2026, calculating subsidy rates of 125.87% for India; up to 143.30% for Indonesia; and 80.67% for Laos. The USDOC issued its preliminary antidumping duty determinations in April 2026, calculating subsidy rates of 123.04% for India, 35.17% for Indonesia, and 22.46% for Laos.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Additionally, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. For example, on February 25, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against JinkoSolar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On April 15, 2025, Mundra, whose parent corporation is Adani Green Technology Limited, filed a lawsuit in the United States District Court for the District of Delaware seeking a judgment declaring that it has not infringed two of our U.S. TOPCon patents. On May 9, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against Canadian Solar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On February 27, 2026, we filed a lawsuit in the United States District Court for the District of Delaware against Trina Solar and its related entities alleging infringement of certain of our U.S. TOPCon patents. Further, on February 24, 2026, we filed a petition with the USITC asserting that entities affiliated with Axitec Solar, Canadian Solar, JA Solar, JinkoSolar, Mundra, Philadelphia Solar, Hanwha QCells, Runergy, Trina Solar, and VSUN directly and indirectly infringe a First Solar patent through the importation and sale of certain TOPCon solar products. We cannot ensure that the outcome of such litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation or the related ex parte reexaminations may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against such litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended March 31, 2026, none of our officers or directors terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Caroline Stockdale	Chief People & Communications Officer	Adoption	February 27, 2026	October 30, 2026	10,628
Patrick Buehler	Chief Product Officer	Adoption	March 4, 2026	November 13, 2026	3,000
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
10.1
Credit and Guaranty Agreement, dated as of February 13, 2026, among First Solar, Inc., the guarantors from time to time party thereto, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to First Solar, Inc.’s Form 8-K filed on February 19, 2026)

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

FIRST SOLAR, INC.

Date: April 30, 2026	By:	/s/ NATHAN THEURER
	Name:	Nathan Theurer
	Title:	Chief Accounting Officer