Form 10-Q
period 2026-06-30
FIRST SOLAR, INC.
filed 2026-07-30
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 24, 2026, 107,469,788 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,056,193	$1,097,170	$2,100,433	$1,941,738
Cost of sales	451,189	597,320	1,009,298	1,097,485
Gross profit	605,004	499,850	1,091,135	844,253
Operating expenses:
Selling, general and administrative	51,947	52,590	117,278	105,754
Research and development	76,243	54,487	143,187	106,876
Production start-up	26,428	31,166	34,981	48,772
Total operating expenses	154,618	138,243	295,446	261,402
Operating income	450,386	361,607	795,689	582,851
Foreign currency loss, net	(13,988)	(9,728)	(23,051)	(21,321)
Interest income	29,920	12,100	58,782	30,965
Interest expense, net	(5,563)	(9,184)	(13,178)	(18,709)
Other expense, net	(1,378)	(2,628)	(4,531)	(4,560)
Income before taxes	459,377	352,167	813,711	569,226
Income tax expense	(36,808)	(10,299)	(44,523)	(17,823)
Net income	$422,569	$341,868	$769,188	$551,403

Net income per share:
Basic	$3.93	$3.19	$7.16	$5.14
Diluted	$3.92	$3.18	$7.14	$5.13
Weighted-average number of shares used in per share calculations:
Basic	107,462	107,245	107,409	107,184
Diluted	107,732	107,518	107,677	107,468

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$422,569	$341,868	$769,188	$551,403
Other comprehensive income (loss):
Foreign currency translation adjustments	11,300	9,475	(1,127)	16,755
Unrealized gain on marketable securities and restricted marketable securities, net of tax of $38, $(91), $(36), and $(422)	764	677	460	6,108
Unrealized gain on derivative instruments, net of tax of $0, $0, $0, and $(87)	—	—	—	279
Other comprehensive income (loss)	12,064	10,152	(667)	23,142
Comprehensive income	$434,633	$352,020	$768,521	$574,545

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,688,279	$2,803,514
Marketable securities	38,685	51,849
Accounts receivable trade, net	1,476,221	1,294,040
Government grants receivable, net	284,549	499,592
Inventories	1,088,115	736,734
Other current assets	741,366	643,103
Total current assets	5,317,215	6,028,832
Property, plant and equipment, net	5,643,539	5,675,794
Deferred tax assets, net	198,588	194,672
Restricted marketable securities	214,315	217,172
Government grants receivable	978,788	125,607
Goodwill	30,142	31,095
Intangible assets, net	63,372	51,007
Inventories	185,508	237,462
Other assets	757,131	759,669
Total assets	$13,388,598	$13,321,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346,334	$405,775
Income taxes payable	46,590	7,490
Accrued expenses	410,164	519,414
Current portion of debt	37,635	215,979
Deferred revenue	1,179,374	1,014,386
Other current liabilities	91,719	91,058
Total current liabilities	2,111,816	2,254,102
Accrued solar module collection and recycling liability	144,821	146,017
Long-term debt	—	282,593
Deferred revenue	519,486	805,018
Other liabilities	292,137	295,587
Total liabilities	3,068,260	3,783,317
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,469,302 and 107,309,794 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	107	107
Additional paid-in capital	2,915,837	2,902,013
Accumulated earnings	7,560,527	6,791,339
Accumulated other comprehensive loss	(156,133)	(155,466)
Total stockholders’ equity	10,320,338	9,537,993
Total liabilities and stockholders’ equity	$13,388,598	$13,321,310

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	107,453	$107	$2,908,700	$7,137,958	$(168,197)	$9,878,568
Net income	—	—	—	422,569	—	422,569
Other comprehensive income	—	—	—	—	12,064	12,064
Common stock issued for share-based compensation	16	—	—	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(20)	—	—	(20)
Share-based compensation expense	—	—	7,157	—	—	7,157
Balance at June 30, 2026	107,469	$107	$2,915,837	$7,560,527	$(156,133)	$10,320,338

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	107,244	$107	$2,885,650	$5,472,645	$(171,068)	$8,187,334
Net income	—	—	—	341,868	—	341,868
Other comprehensive income	—	—	—	—	10,152	10,152
Common stock issued for share-based compensation	3	—	—	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(15)	—	—	(15)
Share-based compensation expense	—	—	6,791	—	—	6,791
Balance at June 30, 2025	107,247	$107	$2,892,426	$5,814,513	$(160,916)	$8,546,130

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	107,310	$107	$2,902,013	$6,791,339	$(155,466)	$9,537,993
Net income	—	—	—	769,188	—	769,188
Other comprehensive loss	—	—	—	—	(667)	(667)
Common stock issued for share-based compensation	160	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(1)	—	(194)	—	—	(194)
Share-based compensation expense	—	—	14,018	—	—	14,018
Balance at June 30, 2026	107,469	$107	$2,915,837	$7,560,527	$(156,133)	$10,320,338

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	107,060	$107	$2,898,418	$5,263,110	$(184,058)	$7,977,577
Net income	—	—	—	551,403	—	551,403
Other comprehensive income	—	—	—	—	23,142	23,142
Common stock issued for share-based compensation	287	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(100)	—	(15,436)	—	—	(15,436)
Share-based compensation expense	—	—	9,444	—	—	9,444
Balance at June 30, 2025	107,247	$107	$2,892,426	$5,814,513	$(160,916)	$8,546,130

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$769,188	$551,403
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	295,238	248,256
Share-based compensation	13,826	9,394
Deferred income taxes	(11,878)	5,861
Other, net	39,939	9,438
Changes in operating assets and liabilities:
Accounts receivable, trade	(140,960)	(417,136)
Inventories	(305,955)	(323,781)
Government grants receivable	(649,315)	(177,419)
Other assets	(94,788)	(106,090)
Income tax receivable and payable	42,468	(39,698)
Accounts payable and accrued expenses	(166,070)	(85,119)
Deferred revenue	(155,834)	(186,652)
Other liabilities	4,374	53,138
Net cash used in operating activities	(359,767)	(458,405)
Cash flows from investing activities:
Purchases of property, plant and equipment	(279,849)	(494,100)
Purchases of marketable securities and restricted marketable securities	(1,428,591)	(930,807)
Proceeds from sales and maturities of marketable securities	1,439,474	1,067,702
Other investing activities	(22,630)	7,002
Net cash used in investing activities	(291,596)	(350,203)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	209,199	212,273
Repayment of debt	(672,370)	(244,022)
Proceeds from other borrowings	—	394,450
Payments of tax withholdings for restricted shares	(194)	(15,436)
Other financing activities	(583)	(266)
Net cash (used in) provided by financing activities	(463,948)	346,999
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,812	3,469
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,111,499)	(458,140)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	2,814,031	1,638,223
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,702,532	$1,180,083
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$136,905	$242,177
Proceeds to be received from asset-based government grants	$136,596	$155,336

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, which has been filed with the SEC.

During the six months ended June 30, 2026, we adopted a policy to account for the potential recovery of tariffs using a loss recovery model under ASC 450. Accordingly, we recognize a tariff refund when recovery of the amount is probable.

Unless expressly stated or the context otherwise requires, the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$1,641,384	$2,606,319
Money market funds	46,895	197,195
Total cash and cash equivalents	1,688,279	2,803,514
Marketable securities:
Time deposits	38,685	42,562
U.S. debt	—	9,287
Total marketable securities	38,685	51,849
Total cash, cash equivalents, and marketable securities	$1,726,964	$2,855,363

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	June 30, 2026	December 31, 2025
Cash and cash equivalents	Cash and cash equivalents	$1,688,279	$2,803,514
Restricted cash – noncurrent	Other assets	3,747	3,617
Restricted cash equivalents – noncurrent	Other assets	10,506	6,900
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,702,532	$2,814,031

During the six months ended June 30, 2026, we sold marketable securities for proceeds of $4.3 million and realized a loss of $0.7 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$38,685	$—	$—	$38,685
Total	$38,685	$—	$—	$38,685

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$42,562	$—	$—	$42,562
U.S. debt	10,000	—	713	9,287
Total	$52,562	$—	$713	$51,849

As of June 30, 2026, the contractual maturities of our marketable securities were within one year.

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
U.S. debt	$114,005	$115,350
Foreign government obligations	53,321	54,156
Supranational debt	28,112	28,276
U.S. government obligations	18,877	19,390
Total restricted marketable securities	$214,315	$217,172

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Holdings GmbH are grantors. As of June 30, 2026 and December 31, 2025, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $10.5 million and $6.9 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the six months ended June 30, 2026 and 2025, we purchased no restricted securities and $5.0 million of restricted securities, respectively, as part of our ongoing management of the custodial accounts.

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$141,850	$—	$27,845	$114,005
Foreign government obligations	65,549	—	12,228	53,321
Supranational debt	30,013	70	1,971	28,112
U.S. government obligations	24,226	—	5,349	18,877
Total	$261,638	$70	$47,393	$214,315

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$142,790	$—	$27,440	$115,350
Foreign government obligations	67,091	—	12,935	54,156
Supranational debt	30,123	59	1,906	28,276
U.S. government obligations	24,274	—	4,884	19,390
Total	$264,278	$59	$47,165	$217,172

As of June 30, 2026, the contractual maturities of these securities were between 5 years and 13 years, and restricted marketable securities with unrealized losses had generally been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase, and, based on the underlying credit quality of the investments, we expect to hold such securities until we recover our cost basis.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable trade, gross (1)	$1,490,969	$1,307,307
Allowance for credit losses	(14,748)	(13,267)
Accounts receivable trade, net	$1,476,221	$1,294,040
——————————
(1)See Note 10. “Other Financing Arrangements” to our condensed consolidated financial statements for discussion of our various factoring arrangements.

Inventories

Inventories consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$401,956	$429,675
Work in process	142,884	105,325
Finished goods	728,783	439,196
Inventories	$1,273,623	$974,196
Inventories – current	$1,088,115	$736,734
Inventories – noncurrent	$185,508	$237,462

Other current assets

Other current assets consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Spare maintenance materials and parts	$287,489	$278,767
Prepaid expenses	111,785	99,280
Indirect tax receivables	104,301	124,045
Operating supplies	50,270	57,427
Insurance receivable for accrued litigation (1)	21,800	21,800
Prepaid income taxes	6,925	9,772
Derivative instruments (2)	—	4,001
Other (3)	158,796	48,011
Other current assets	$741,366	$643,103
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

(3)In April 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, and additional, higher reciprocal tariffs on certain countries pursuant to the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. Since that ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to commence the process of refunding IEEPA tariffs. During the three months ended June 30, 2026, we submitted eligible refund claims for IEEPA tariffs paid prior to the U.S. Supreme Court ruling and began receiving payment for certain claims. Accordingly, receivables for refund claims that remained outstanding as of June 30, 2026 were included in “Other current assets.”

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Land	$39,485	$39,578
Buildings and improvements	1,934,803	1,929,051
Machinery and equipment	5,773,336	5,746,979
Office equipment and furniture	165,751	162,070
Leasehold improvements	34,044	34,136
Construction in progress	529,055	321,524
Property, plant and equipment, gross	8,476,474	8,233,338
Accumulated depreciation	(2,832,935)	(2,557,544)
Property, plant and equipment, net	$5,643,539	$5,675,794

As of June 30, 2026, the recoverability of our property, plant, and equipment was based on certain expectations regarding the ongoing operation of our international manufacturing facilities. However, it is reasonably possible that the operational status of one or more of our international facilities may be adversely affected by geopolitical developments, including trade policies or tariffs, which may result in future decisions to reduce, pause, or cease operations at these facilities. Such decisions may result in certain property, plant, and equipment being sold or otherwise disposed of before the end of their previously estimated useful lives, which, in turn, could result in a decrease in the value, and possible impairment, of this property, plant, and equipment. Accordingly, any such changes to the operational status of our international manufacturing facilities could be material to our condensed consolidated financial statements and have a significant adverse effect on our results of operations.

Depreciation of property, plant and equipment was $143.5 million and $287.3 million for the three and six months ended June 30, 2026, respectively, and $122.1 million and $244.4 million for the three and six months ended June 30, 2025, respectively.

Other assets

Other assets consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Advance payments for raw materials	$326,175	$319,783
Lease assets (1)	196,331	196,058
Income tax receivables	110,067	110,067
Project assets	24,839	25,721
Prepaid expenses	14,385	17,180
Restricted cash equivalents	10,506	6,900
Restricted cash	3,747	3,617
Accounts receivable, trade	—	16,000
Other (2)	71,081	64,343
Other assets	$757,131	$759,669
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

During 2024, we purchased ownership interests in two subsidiaries of Cleantech. These subsidiaries own certain of the power-generating assets that supply electricity to our facility, and we account for our investments in these subsidiaries using the equity method. As of June 30, 2026, the carrying amount of our investments in these subsidiaries was $6.9 million.

During the three and six months ended June 30, 2026, we purchased $1.4 million and $2.6 million of electricity, respectively, from these subsidiaries. During the three and six months ended June 30, 2025, we purchased $1.0 million and $1.1 million of electricity, respectively, from these subsidiaries.

Accrued expenses

Accrued expenses consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued property, plant and equipment	$101,352	$109,030
Product warranty liability (1)	56,650	59,266
Accrued freight	53,311	51,707
Accrued other taxes	50,206	58,601
Accrued compensation and benefits	44,041	67,023
Accrued inventory	26,552	69,093
Other	78,052	104,694
Accrued expenses	$410,164	$519,414
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties.

Other current liabilities

Other current liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accrued litigation (1)	$21,800	$21,800
Lease liabilities (2)	14,370	18,090
Derivative instruments (3)	3,863	2,357
Other	51,686	48,811
Other current liabilities	$91,719	$91,058
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(3)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Lease liabilities (1)	$142,005	$138,673
Deferred tax liabilities, net	61,934	69,691
Other taxes payable	52,325	51,711
Product warranty liability (2)	20,578	20,142
Other	15,295	15,370
Other liabilities	$292,137	$295,587
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

In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our manufacturing facility in the state. Among other things, such incentives provided a 24% subsidy for eligible capital expenditures, contingent upon meeting certain minimum investment and employment commitments. We expect to receive the subsidy in six annual installments, the first of which was received in July 2026. Such incentives are reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” depending on the expected timing of cash receipts. There were no amounts recognized during the six months ended June 30, 2026 related to government grants accounted for using the cost accumulation approach.

The following table presents the benefits recognized from income-related government grants in our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$444,480	$377,041	$862,513	$678,861
Selling, general and administrative	9	15	34	48
Research and development	199	347	348	2,191

In August 2022, the previous U.S. President signed into law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (the “IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (the “IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we believe we qualify for a credit of up to approximately 17 cents per watt for each module fully produced in the United States and sold to a third party. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” depending on the expected timing of cash receipts.

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

In October 2025, we entered into two agreements for the sale of $699.7 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.2 million. We received initial cash proceeds of $573.0 million during the year ended December 31, 2025 and received the remaining cash proceeds of $95.2 million during the six months ended June 30, 2026.

During the six months ended June 30, 2026, we received $117.6 million from the U.S. Department of the Treasury related to Section 45X tax credits generated during 2024.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$—	$3,863
Total derivative instruments	$—	$3,863

	December 31, 2025
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,001	$2,357
Total derivative instruments	$4,001	$2,357

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and our condensed consolidated statements of operations for the six months ended June 30, 2025 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2024	$(366)
Amount reclassified to cost of sales	366
Balance as of June 30, 2025	$—

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

		Amount of Gain (Loss) Recognized in Income Statement
		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Line Item	2026	2025	2026	2025
Foreign exchange forward contracts	Foreign currency loss, net	$(8,388)	$8,061	$12,728	$4,578

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

As of June 30, 2026 and December 31, 2025, the U.S. dollar equivalent notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were $147.8 million and $446.0 million, respectively, including contracts in Indian rupee, Euro, and Malaysian ringgit, among other currencies.

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

These commodity swap contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We reported unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassified applicable amounts into earnings when the hedged transactions occurred and impacted earnings. As of June 30, 2026 and December 31, 2025, we had no outstanding cash flow hedges.

7. Leases

Our lease arrangements include our corporate and administrative offices, certain warehouses, certain land for our manufacturing facilities, and certain of our manufacturing equipment. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and six months ended June 30, 2026 and 2025, and as of June 30, 2026 and December 31, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$503	$403	$1,177	$801
Interest on lease liabilities	604	536	1,262	1,068
Operating lease cost	5,629	4,198	10,833	8,313
Variable lease cost	1,062	822	2,218	1,717
Short-term lease cost	330	161	848	435
Total lease cost	$8,128	$6,120	$16,338	$12,334

Cash paid for amounts included in the measurement of:
Operating lease liabilities			$11,990	$7,830
Finance lease liabilities			1,841	933
Lease assets obtained in exchange for:
Operating lease liabilities			$9,834	$1,663
Finance lease liabilities			313	34

	June 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$163,518	$32,813	$161,756	$34,302
Lease liabilities – current	11,405	2,965	15,183	2,907
Lease liabilities – noncurrent	108,104	33,901	103,753	34,920

Weighted-average remaining lease term	12 years	24 years	12 years	24 years
Weighted-average discount rate	5.3%	6.5%	5.7%	6.6%

As of June 30, 2026, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$9,061	$1,841
2027	15,448	3,724
2028	15,021	3,788
2029	13,312	3,877
2030	11,700	3,924
2031	11,356	3,962
Thereafter	86,651	51,800
Total future payments	162,549	72,916
Less: interest	(43,040)	(36,050)
Total lease liabilities	$119,509	$36,866

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At June 30, 2026 and December 31, 2025, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At June 30, 2026 and December 31, 2025, our marketable securities consisted of time deposits and U.S. debt, and our restricted marketable securities consisted of U.S. debt, foreign and U.S. government obligations, and supranational debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At June 30, 2026 and December 31, 2025, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At June 30, 2026 and December 31, 2025, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$46,895	$46,895	$—	$—
Restricted cash equivalents:
Money market funds	10,506	10,506	—	—
Marketable securities:
Time deposits	38,685	38,685	—	—
Restricted marketable securities	214,315	—	214,315	—
Total assets	$310,401	$96,086	$214,315	$—
Liabilities:
Derivative liabilities	$3,863	$—	$3,863	$—
Total liabilities	$3,863	$—	$3,863	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$197,195	$197,195	$—	$—
Restricted cash equivalents:
Money market funds	6,900	6,900	—	—
Marketable securities:
Time deposits	42,562	42,562	—	—
U.S. debt	9,287	—	9,287	—
Restricted marketable securities	217,172	—	217,172	—
Derivative assets	4,001	—	4,001	—
Total assets	$477,117	$246,657	$230,460	$—
Liabilities:
Derivative liabilities	$2,357	$—	$2,357	$—
Total liabilities	$2,357	$—	$2,357	$—

Fair Value of Financial Instruments

At June 30, 2026 and December 31, 2025, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable – noncurrent	$978,788	$953,387	$125,607	$104,391
Liabilities:
Long-term debt, including current maturities (1)	$—	$—	$373,651	$382,318
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

9. Debt

Our debt arrangements consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

		Balance (USD)
Loan Agreement	Currency	June 30, 2026	December 31, 2025
Credit Facility	USD	$—	$—
India Credit Facility	USD	—	373,651
India JPM Working Capital Facility	INR	19,612	26,140
India Citibank Working Capital Facility	INR	12,722	11,123
India Credit Agricole Working Capital Facility	INR	5,301	41,157
India HSBC Working Capital Facility	INR	—	46,719
Total debt principal		37,635	498,790
Less: unamortized issuance costs		—	(218)
Total debt		37,635	498,572
Less: current portion		(37,635)	(215,979)
Noncurrent portion		$—	$282,593

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

India Credit Facility

In July 2022, FS India Solar Ventures Private Limited (“FSISV”), our indirect wholly-owned subsidiary, entered into a finance agreement (the “India Credit Facility”) with the U.S. International Development Finance Corporation for aggregate borrowing of up to $500.0 million for the development and construction of a solar module manufacturing facility in India. Principal on the India Credit Facility was payable in scheduled semi-annual installments beginning in August 2024. In May 2026, we fully repaid the outstanding principal and interest balances and closed the India Credit Facility. There was no significant gain or loss on extinguishment.

India Credit Agricole Working Capital Facility

In August 2022, FSISV entered into a working capital facility agreement (the “India Credit Agricole Working Capital Facility”) with Credit Agricole Corporate and Investment Bank, for the issuance of letters of credit, bank guarantees, and overdrafts. In 2024, the India Credit Agricole Working Capital Facility was amended to include certain working capital loans, and during 2025, the facility limit was increased to INR 8.5 billion ($90.1 million). The outstanding balance matures in the third quarter of 2026. The India Credit Agricole Working Capital Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. In 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($66.0 million). The outstanding balance matures in the third and fourth quarters of 2026. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($86.9 million). The India HSBC Working Capital Facility is guaranteed by First Solar, Inc.

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A. In January 2025, the India Citibank Working Capital Facility was amended to provide certain working capital loans of up to INR 6.4 billion ($67.8 million). The outstanding balance matures in the third quarter of 2026. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

10. Other Financing Arrangements

Non-Recourse Factoring

We have entered into various revolving factoring arrangements to sell certain trade receivables to unrelated financial institutions. Transfers under these arrangements, which retain servicing but are without recourse, qualify as true sales under ASC 860.

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

During the six months ended June 30, 2026, we did not sell any trade receivables under these arrangements. There were no trade receivables sold that remained outstanding as of June 30, 2026.

Secured Borrowings

During the year ended December 31, 2025, we transferred $492.8 million of trade receivables to a financial institution under a factoring arrangement with recourse, while retaining servicing responsibilities. We did not transfer any trade receivables under this factoring arrangement during the six months ended June 30, 2026. Transfers under this arrangement do not meet the criteria for a sale of receivables and are therefore accounted for as secured borrowings.

We record discounts on receivables factored with recourse as interest expense over the term of the respective receivables. Accordingly, during the year ended December 31, 2025, we recorded $6.5 million of interest expense associated with this arrangement. As of June 30, 2026 and December 31, 2025, there were no outstanding liabilities related to this arrangement.

Supplier Finance Program

We participate in a supplier finance program administered by a third-party financial institution. Under this program, suppliers that choose to participate have the option to receive early payment from the financial institution for invoices that we have confirmed as valid. Our contractual payment terms with suppliers are not impacted by their participation in this program. If the supplier participates, we pay the financial institution the full invoice amount on the original due date. We do not pledge assets or provide guarantees under this program. As of June 30, 2026 and December 31, 2025, our payment obligations outstanding under the supplier finance program were $8.4 million and $9.0 million, respectively, which were recorded within “Accounts payable” in our condensed consolidated balance sheets.

11. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of June 30, 2026, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Credit Facility (1)	$1.4	$148.6
Bilateral facilities (2)	222.0	190.7
Surety bonds	140.8	144.3
——————————
(1)Our Credit Facility provides us with a committed sub-limit of $150.0 million to issue letters of credit, at a fee based on the applicable margin for Term SOFR loans, a fronting fee, and other customary letter of credit fees.

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

Product warranty activities during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product warranty liability, beginning of period	$77,430	$75,566	$79,408	$76,435
Accruals for new warranties issued	5,015	3,323	9,477	5,979
Settlements	(9,506)	(3,061)	(14,575)	(6,572)
Changes in estimate of product warranty liability	4,289	—	2,918	(14)
Product warranty liability, end of period	$77,228	$75,828	$77,228	$75,828
Current portion of warranty liability	$56,650	$60,165	$56,650	$60,165
Noncurrent portion of warranty liability	$20,578	$15,663	$20,578	$15,663

During the year ended December 31, 2024, we identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. Subsequently, we identified the causes of these issues and compiled and evaluated data on the expected impact such issues may have on performance, including collecting samples of module performance data from several locations. We have settled certain of our obligations related to these issues and have continued to engage in settlement discussions with various additional customers. Based on such settlement experience, the estimated number of affected modules, and projections of probable costs to remediate the issues, we believe a reasonable estimate of potential future losses will range from approximately $40 million to $65 million. Within that range, we recorded a specific warranty liability of $47 million as of June 30, 2026, which represents our best estimate of expected future losses related to the identified manufacturing issues. The ultimate loss we will incur will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any potential additional commitments we may make to remediate the affected modules. As additional information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of June 30, 2026 and December 31, 2025, we had no accrued indemnification liabilities. Our potential future payments under these indemnifications primarily relate to legislative changes that may adversely affect an entity’s ability to benefit from previously transferred Section 45X tax credits.

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

Our module collection and recycling liability was $144.8 million and $146.0 million as of June 30, 2026 and December 31, 2025, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided engineering, procurement, and construction services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade, the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that the plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. After a series of stays of the proceedings, the last of which was lifted on July 14, 2025, the parties have begun responding to their respective discovery demands. Each party has submitted its claim construction filings with the court, and a claim construction hearing took place on February 20, 2026. The court has stayed discovery in the actions until it decides the parties’ claim-construction issues. On June 19, 2026, East Pecos Solar was served with a complaint filed by the plaintiff in the Western District of Texas. The complaint alleges the same causes of action as those in the current infringement actions. Southern Power, East Pecos Solar’s parent company, tendered the defense to First Solar pursuant to an indemnification obligation set forth in the Engineering, Procurement and Construction Agreement by and between East Pecos Solar, LLC and First Solar Electric, LLC dated as of March 4, 2016. The answer is due on August 24, 2026. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of First Solar. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to our motion for remittitur, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. We and the plaintiff have appealed and cross appealed varying aspects of the verdict and the remittitur. Accordingly, due to the uncertainty surrounding the multiple decisions and appeals, as of June 30, 2026, we recorded a $21.8 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $21.8 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of June 30, 2026. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023. As a result, the $21.8 million award has been vacated, and a new trial is expected to be scheduled. We, in conjunction with our insurance carriers, are challenging the initial verdict in an appellate court, and the plaintiff is cross appealing from the decision to reduce the award, among other issues, stemming from the trial. We filed our initial briefs with the court on December 20, 2024. The plaintiff submitted its briefs on April 23, 2025. The appeal was fully briefed on November 25, 2025. There is no deadline by which the appellate court must issue a ruling. There is no timetable for an appellate decision.

A securities class action lawsuit was commenced in the United States District Court for the Eastern District of New York on June 23, 2026, by Claire Day, a purchaser of First Solar common stock, against First Solar and certain executive officers of First Solar, individually and on behalf of all persons and entities that purchased or otherwise acquired First Solar securities between February 26, 2025 and February 24, 2026, seeking to recover damages. The plaintiff alleges that we made materially false and misleading statements regarding our business, operations, and compliance policies and failed to disclose material information regarding our capacity to manage the impact of U.S. tariff policy on our business, and understated the extent to which our responses to U.S. tariff policy were likely to negatively impact projected performance in 2026. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission (“SEC”) Rule 10b-5 promulgated thereunder. We dispute the allegations and intend to defend the action vigorously. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions. On July 28, 2026, based on allegations substantially similar to the above-described securities class action, a shareholder derivative lawsuit was commenced in the United States District Court for the Eastern District of New York by Manh Ho, a purchaser of First Solar common stock, against certain directors and executive officers of First Solar, on behalf of First Solar, seeking to recover damages and equitable relief. The derivative complaint asserts claims for violations of the federal securities laws, breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets.

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

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the six months ended June 30, 2026 (in thousands):

	June 30, 2026	December 31, 2025	Six Month Change
Deferred revenue	$1,698,860	$1,819,404	$(120,544)	(7)%

During the six months ended June 30, 2026, our contract liabilities decreased by $120.5 million primarily due to (i) the recognition of revenue for sales of solar modules for which payment was received in prior years, partially offset by (ii) advance payments received or accrued in the current period for future sales of solar modules. During the six months ended June 30, 2026 and 2025, we recognized revenue of $365.4 million and $236.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of June 30, 2026, we had entered into contracts with customers for the future sale of 45.1 GW of solar modules for an aggregate transaction price of $13.6 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to the customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes; (ii) sales freight in excess of defined thresholds; (iii) changes to certain commodity prices; (iv) the module wattage committed for delivery; (v) the volume of modules sold that meet certain U.S. domestic content requirements; and (vi) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is terminated. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

13. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$717	$962	$1,449	$1,306
Selling, general and administrative	5,294	4,815	10,049	6,700
Research and development	1,034	1,032	2,328	1,387
Production start-up	—	1	—	1
Total share-based compensation expense	$7,045	$6,810	$13,826	$9,394

As of June 30, 2026, we had $40.5 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.6 years.

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

In March 2024, May 2025, and May 2026, the compensation committee granted additional performance units for key executive officers; such grants are expected to be earned over multi-year performance periods ending in December 2026, December 2027, and December 2028, respectively. Vesting of the 2024, 2025, and 2026 grants of performance units is contingent upon the specific attainment targets of each grant, which targets include metrics such as contracted revenue, production, incremental average selling price, operating margin, adjusted gross margin, and technology development and performance.

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

In December 2021, the OECD released model rules for a new global minimum tax framework (“Pillar Two”). Certain governments in countries in which we operate have enacted local Pillar Two legislation, which includes qualified domestic minimum top‑up tax and undertaxed profits rules.

Our effective tax rate was 5.5% and 3.1% for the six months ended June 30, 2026 and 2025, respectively. The increase in our effective tax rate was primarily driven by global minimum tax expense under Pillar Two, partially offset by higher advanced manufacturing production credits. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law associated with the IRA, partially offset by global minimum tax expense.

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

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in the United States for various matters, including transfer pricing policies, and are also under examination in India and Chile, along with the States of North Carolina, Tennessee, and Texas. We believe our tax positions are supported by applicable laws and relevant facts and circumstances, and that adequate provisions have been made for any adjustments that may result from these examinations. However, the outcome of tax examinations cannot be predicted with certainty, and the ultimate resolution of these matters could differ materially from our current estimates. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

15. Net Income per Share

The calculation of basic and diluted net income per share for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income per share
Numerator:
Net income	$422,569	$341,868	$769,188	$551,403
Denominator:
Weighted-average common shares outstanding	107,462	107,245	107,409	107,184

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,462	107,245	107,409	107,184
Effect of restricted stock and performance units	270	273	268	284
Weighted-average shares used in computing diluted net income per share	107,732	107,518	107,677	107,468

Net income per share:
Basic	$3.93	$3.19	$7.16	$5.14
Diluted	$3.92	$3.18	$7.14	$5.13

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2026 and 2025 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive shares	—	1	—	1

16. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2026 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Marketable Securities and Restricted Marketable Securities	Total
Balance as of December 31, 2025	$(109,560)	$(45,906)	$(155,466)
Other comprehensive loss before reclassifications	(104)	(242)	(346)
Amounts reclassified from accumulated other comprehensive loss	(1,023)	738	(285)
Net tax effect	—	(36)	(36)
Net other comprehensive (loss) income	(1,127)	460	(667)
Balance as of June 30, 2026	$(110,687)	$(45,446)	$(156,133)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign currency translation adjustment	Other expense, net	$—	$—	$1,023	$(323)
Unrealized loss on marketable securities	Other expense, net	—	—	(738)	—
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	—	—	—	(366)
Total gain (loss) reclassified		$—	$—	$285	$(689)

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
•our ability to obtain, realize, or timely collect tariff refunds, including refunds filed with U.S. Customs and Border Protection relating to IEEPA duties, and the amount and timing of such recoveries;
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

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. We recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility in South Carolina to onshore final production processes for modules initiated by our international fleet, with the first phase expected to commence operations in the second half of 2026. Our global manufacturing footprint spans the United States, India, Malaysia, and Vietnam.

Certain of our financial results and other key operational developments for the three months ended June 30, 2026 include the following:

•Net sales for the three months ended June 30, 2026 decreased by 3.7% to $1.1 billion compared to the same period in 2025. The decrease was primarily due to lower revenue associated with customer contract terminations, partially offset by a 5.3% increase in the volume of modules sold to third parties.

•Gross profit as a percentage of net sales for the three months ended June 30, 2026 increased 11.7 percentage points to 57.3% from 45.6% for the same period in 2025. The increase was primarily due to the net benefit related to expected IEEPA tariff refunds less estimated amounts payable to customers; a higher volume of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC; and lower logistics costs, partially offset by lower revenue associated with customer contract terminations and higher duties and tariffs.

•During the three months ended June 30, 2026, we produced 4.3 GW and sold 3.7 GW of solar modules, compared to 4.2 GW produced and 3.6 GW sold in the same period in 2025.

•In May 2026, we satisfied all obligations under the India Credit Facility by prepaying the final principal amount of $328.2 million and outstanding interest of $5.5 million.

Market Overview

Solar energy is one of the fastest growing forms of renewable energy with numerous benefits, including economic benefits and speed of deployment, which make it an attractive complement to, or substitute for, traditional forms of energy generation. In recent years, the cost of electricity from PV solar power systems has generally been competitive with, or below, other forms of generation. Other technological developments in the renewable energy industry, such as the advancement and availability of energy storage capabilities, have further enhanced the prospects of solar energy as an attractive complement to traditional forms of energy generation.

Government incentive programs have contributed to this momentum by providing solar module manufacturers, project developers, and project owners with various incentives to accelerate the deployment of solar power generation. Our net sales and profits remain subject to variability based on the availability and size of these programs, including tax and production incentives, renewable portfolio standards, and other incentive programs intended to stimulate economies, establish greater energy independence, and achieve decarbonization initiatives.

Supply and Demand

As a result of the market opportunities described above, we recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility in South Carolina to onshore final production processes for modules initiated by our international fleet, with the first phase expected to commence operations in the second half of 2026. We believe manufacturers of solar cells and modules, particularly those in China, have significant excess installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States and India, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. Notwithstanding these considerations, utility and corporate demand for energy and overall electric load growth, especially as a result of artificial intelligence-driven data center demand, continue to increase. However, such data center demand may be adversely affected by opposition from local communities who may pose obstacles to, or cause delays in, the permitting and construction of these facilities. In addition, data centers may address their large energy needs from sources that compete with solar energy, such as on- or off-grid natural gas. Despite these factors, utility-scale PV solar, even on an unsubsidized basis, is cost competitive with conventional forms of energy generation, including natural gas and nuclear, and is significantly faster to deploy than a five-year natural gas project development timeline or a much longer nuclear project timeline.

However, given the combination of (i) a European market captured by Chinese solar modules, where pricing is at levels near or below manufacturing costs; (ii) an Indian market effectively closed to Southeast Asian products; (iii) a general supply and demand imbalance for Southeast Asian products; and (iv) certain tariffs on modules imported into the United States, we have reduced production of Series 6 modules at our international manufacturing facilities. In light of these market realities, we continue to advocate for industrial and trade policies that provide a level playing field for manufacturers of solar wafers, cells, and modules. We also continue to focus on our strategies and points of differentiation, which include our proprietary advanced module technology, our manufacturing process and distributed manufacturing presence, our localized supply chains, our R&D capabilities, our commitment to responsible solar, and our financial stability.

Pricing Competition

The solar industry continues to be characterized by intense pricing competition, both at the module and system levels. This competition may result in an environment in which pricing falls rapidly, which could potentially increase demand for solar energy solutions but constrain the ability for module manufacturers and project developers to sustain meaningful and consistent profitability. Our results of operations could be adversely affected if competitors reduce pricing below their costs, bid aggressively low prices for module sale agreements, or are able to operate at minimal or negative operating margins for sustained periods of time. For certain of our competitors, including many in China, these practices may be enabled by their direct or indirect access to sovereign capital or other forms of state support. Despite this competition, recent module pricing in the United States, our primary market, has remained stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA, energy tax credit eligibility restrictions (including foreign-entity-related limitations) as amended by the One Big Beautiful Bill Act of 2025 (“OBBBA”), and tariffs on modules imported into the United States.

Diverse Offerings

We face intense competition from manufacturers of crystalline silicon solar modules and other emerging technologies. Solar module manufacturers compete with one another on sales price per watt, which may be influenced by several module value attributes, including energy yield, wattage (through a larger form factor or an improved conversion efficiency), degradation, sustainability, and reliability. Sales price per watt may also be influenced by warranty terms, customer payment terms, and/or module attributes. We believe that utility-scale solar will continue to be a compelling offering and will continue to represent an increasing portion of the overall electricity generation mix. However, this focus on utility-scale module offerings exists within a current market environment that also includes rooftop and distributed generation solar, which may influence our future offerings.

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

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, CuRe modules are expected to produce more energy in real-world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate power. During the first half of 2026, we permanently converted one of our Ohio facilities to our CuRe technology and intend to proceed with a phased replication of the technology across certain manufacturing facilities within our fleet.

•Perovskite. We continue to research and develop our thin-film semiconductor technology, with a focus on the use of perovskite thin films. Perovskites have the potential to significantly increase the efficiency and reduce the cost of PV solar modules either through single-junction or potentially multi-junction devices. Supported by the associates at our California and European Technology Centers, we continue to advance our work on improving both the efficiency and stability of this technology in developing a commercially scalable perovskite product. Our investment in this technology also includes the construction and operation of a dedicated perovskite development line in Ohio and a perovskite pilot line that is expected to be available in 2027.

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

Our business is evolving worldwide and is shaped by the varying ways in which our offerings can be compelling and economically viable solutions to energy needs in our key markets. In addressing electricity demands, we are focused on providing utility-scale module offerings in markets we believe have a significant need for mass-scale PV solar electricity, including markets primarily in the United States and India. We closely evaluate and monitor the appropriate level of resources required to support such markets and their associated sales opportunities. When deployed in utility-scale applications, our modules provide energy at a lower LCOE compared to traditional forms of energy generation.

Demand for our PV solar modules depends, in part, on certain factors outside our control. For example, many governments have proposed or enacted policies or incentive programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. Accordingly, our net sales and profits are affected by the availability and size of these government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government incentive programs include the following:

•United States. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. However, in January 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, in July 2025, the U.S. President signed H.R.1 into law, commonly referred to as the “One Big Beautiful Bill,” which significantly curtails the availability of certain energy tax credits. H.R.1 includes accelerating the termination of the clean electricity Investment Tax Credit (“ITC”) and Production Tax Credit (“PTC”) in relation to solar and restricting tax credits if a taxpayer employs certain products and components produced by a supplier with ties to a foreign entity of concern (“FEOC”). H.R.1 also severely limits Section 45X tax credit eligibility for products manufactured by, or with material assistance from, a FEOC. For more information about certain risks associated with the benefits available to us under IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Demand for our PV solar modules also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In April 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners, and additional, higher reciprocal tariffs on certain countries pursuant to the IEEPA. In February 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. Since that ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to commence the process of refunding IEEPA tariffs. The refunds we ultimately recover may differ from the full amount we previously paid, and that difference may be material. Moreover, our expected refunds may be offset by related customer refund obligations due to customers for payments made in connection with the IEEPA tariffs. President Trump responded to the U.S. Supreme Court’s decision by revoking the IEEPA tariff actions and imposing new global tariffs pursuant to Section 122 of the Trade Act of 1974 (“Section 122”) of 10%. The Section 122 tariff terminated on July 24, 2026, at which time the Office of the United States Trade Representative (“USTR”) implemented a final action under Section 301 of the Trade Act of 1974, to impose tariffs on 60 countries related to the failure to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The USTR imposed an effective tariff of 10% on several countries, including Malaysia, India, and the EU, and an effective tariff of 12.5% on the remaining countries, including China and Vietnam. The USTR is also conducting several additional Section 301 investigations, including an investigation of structural excess capacity and production in manufacturing in 16 countries. These investigations could result in additional tariffs on imports from China, the EU, India, Malaysia, and Vietnam. We plan to continue to monitor changes to the trade policies of the United States and other countries that could impact our financial position, results of operations, and cash flows. For more information about these developments, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

•India. The Approved List of Models and Manufacturers (“ALMM”) was introduced in 2021 as a non-tariff barrier to incentivize domestic manufacturing of PV modules by approving the list of models and manufacturers who can participate in certain solar development projects. The ALMM is approved by the Ministry of New and Renewable Energy (“MNRE”), and any modifications to the ALMM and its application may affect future investments in solar module manufacturing in India. For example, in December 2024, the ALMM was amended to require nearly all solar development projects to use PV modules that contain domestically manufactured solar cells, which is expected to be effective for such projects completed on or after June 2026; in August 2025, the relevant list of qualifying entities was released, which included First Solar as an approved manufacturer. Further, in September 2025, the MNRE released draft amendments that would require nearly all solar development projects to use PV modules that contain domestically manufactured wafers, which is expected to be effective for such projects completed on or after June 2028; the proposed list was released at that time, which included First Solar as an approved manufacturer. In November 2025, the MNRE released a draft proposal that would increase the minimum efficiency of PV modules for manufacturers to be included in the ALMM beginning in 2027, which may adversely affect our ability to sell modules within the Indian market. For more information about the ALMM, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

We generally price and sell our solar modules on a per watt basis. As of June 30, 2026, we had entered into contracts with customers for the future sale of 45.1 GW of solar modules for an aggregate transaction price of $13.6 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 21.6 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of June 30, 2026, the expected timing of such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.5 billion, the majority of which would be recognized in 2027 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable or unfavorable price adjustments associated with changes to (i) sales freight in excess of defined thresholds, (ii) changes to certain commodity prices, (iii) the module wattage committed for delivery, (iv) the volume of modules sold that meet certain U.S. domestic content requirements, and (v) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is canceled.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.7%	54.4%	48.1%	56.5%
Gross profit	57.3%	45.6%	51.9%	43.5%
Selling, general and administrative	4.9%	4.8%	5.6%	5.4%
Research and development	7.2%	5.0%	6.8%	5.5%
Production start-up	2.5%	2.8%	1.7%	2.5%
Operating income	42.6%	33.0%	37.9%	30.0%
Foreign currency loss, net	(1.3)%	(0.9)%	(1.1)%	(1.1)%
Interest income	2.8%	1.1%	2.8%	1.6%
Interest expense, net	(0.5)%	(0.8)%	(0.6)%	(1.0)%
Other expense, net	(0.1)%	(0.2)%	(0.2)%	(0.2)%
Income tax expense	(3.5)%	(0.9)%	(2.1)%	(0.9)%
Net income	40.0%	31.2%	36.6%	28.4%

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

Net Sales

We generally price and sell our solar modules on a per watt basis. During the three and six months ended June 30, 2026, we sold the majority of our solar modules to developers and operators of systems in the United States, and a majority of our module sales were denominated in U.S. dollars, with the remainder primarily sold in India and denominated in Indian rupees. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract.

The following table shows net sales for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Net sales	$1,056,193	$1,097,170	$(40,977)	(3.7)%	$2,100,433	$1,941,738	$158,695	8.2%

Net sales decreased $41.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to lower revenue associated with customer contract terminations, partially offset by a 5.3% increase in the volume of modules sold to third parties.

Net sales increased $158.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a 16.8% increase in the volume of modules sold to third parties, partially offset by a lower sales price per watt associated with the higher volume of modules sold in India and the decrease in revenue from customer contract terminations.

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

The following table shows cost of sales for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Cost of sales	$451,189	$597,320	$(146,131)	(24.5)%	$1,009,298	$1,097,485	$(88,187)	(8.0)%
% of net sales	42.7%	54.4%			48.1%	56.5%

Cost of sales decreased $146.1 million, or 24.5%, and decreased 11.7 percentage points as a percent of net sales for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily driven by (i) expected IEEPA tariff refunds, which are discussed in more detail in “Gross Profit” below; (ii) a higher volume of modules sold qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $70.7 million; and (iii) decreased logistics costs of $35.6 million. This decrease was partially offset by (iv) higher costs of $38.8 million due to an increase in the volume of modules sold and (v) higher duties and tariffs of $29.3 million.

Cost of sales decreased $88.2 million, or 8.0%, and decreased 8.4 percentage points as a percent of net sales for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily driven by (i) the advanced manufacturing credit described above; which decreased costs by $188.6 million, (ii) expected IEEPA tariff refunds; and (iii) lower logistics costs of $74.1 million. This decrease was partially offset by (iv) higher costs of $225.2 million due to an increase in the volume of modules sold and (v) higher duties and tariffs of $59.1 million.

Gross Profit

Gross profit may be affected by various factors, including the selling prices of our modules, our manufacturing costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates.

The following table shows gross profit for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Gross profit	$605,004	$499,850	$105,154	21.0%	$1,091,135	$844,253	$246,882	29.2%
% of net sales	57.3%	45.6%			51.9%	43.5%

Gross profit as a percentage of net sales increased 11.7 percentage points to 57.3% during the three months ended June 30, 2026 from 45.6% during the three months ended June 30, 2025. The increase was primarily due to (i) an $88.6 million net benefit related to expected IEEPA tariff refunds less estimated amounts payable to customers; (ii) a higher volume of modules qualifying for the advanced manufacturing production credit under Section 45X of the IRC; and (iii) lower logistics costs. These increases in gross profit were partially offset by (iv) lower revenue associated with customer contract terminations and (v) higher duties and tariffs.

Gross profit as a percentage of net sales increased 8.4 percentage points to 51.9% during the six months ended June 30, 2026 from 43.5% during the six months ended June 30, 2025. The increase was primarily due to (i) lower logistics costs, (ii) a greater benefit from the advanced manufacturing credit described above, and (iii) the net benefit related to expected IEEPA tariff refunds previously discussed. These increases in gross profit were partially offset by (iv) lower revenue associated with customer contract terminations and (v) higher tariffs and duties.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Selling, general and administrative	$51,947	$52,590	$(643)	(1.2)%	$117,278	$105,754	$11,524	10.9%
% of net sales	4.9%	4.8%			5.6%	5.4%

Selling, general and administrative expense for the three months ended June 30, 2026 was consistent with the three months ended June 30, 2025.

Selling, general and administrative expense for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 primarily due to purchases of renewable energy credits in the first quarter of 2026 related to our commitment to responsible solar manufacturing.

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

The following table shows research and development expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Research and development	$76,243	$54,487	$21,756	39.9%	$143,187	$106,876	$36,311	34.0%
% of net sales	7.2%	5.0%			6.8%	5.5%

Research and development expense for the three and six months ended June 30, 2026 increased compared to the three and six months ended June 30, 2025 primarily due to (i) the impairment of certain equipment that is no longer expected to be used as part of our technology roadmap and (ii) higher costs related to spare parts and materials purchases, as well as higher depreciation expense resulting from our continued investments in R&D facilities and equipment.

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

The following table shows production start-up expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Production start-up	$26,428	$31,166	$(4,738)	(15.2)%	$34,981	$48,772	$(13,791)	(28.3)%
% of net sales	2.5%	2.8%			1.7%	2.5%

During the three and six months ended June 30, 2026, we incurred production start-up expense primarily for our sixth manufacturing facility in the United States. During the three and six months ended June 30, 2025, we incurred production start-up expense primarily for our fifth manufacturing facility in the United States.

Foreign Currency Loss, Net

Foreign currency loss, net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows foreign currency loss, net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Foreign currency loss, net	$(13,988)	$(9,728)	$(4,260)	43.8%	$(23,051)	$(21,321)	$(1,730)	8.1%

Foreign currency loss, net for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025 largely due to foreign exchange losses related to our prepayment of the India Credit Facility.

Foreign currency loss, net for the six months ended June 30, 2026 was consistent with six months ended June 30, 2025.

Interest Income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Interest income	$29,920	$12,100	$17,820	147.3%	$58,782	$30,965	$27,817	89.8%

Interest income for the three and six months ended June 30, 2026 increased compared to the three and six months ended June 30, 2025 primarily due to (i) an increase in both yields and holdings of cash and cash equivalents and (ii) interest related to IEEPA tariff refunds.

Interest Expense, Net

Interest expense, net primarily comprises interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Interest expense, net	$(5,563)	$(9,184)	$3,621	(39.4)%	$(13,178)	$(18,709)	$5,531	(29.6)%

Interest expense, net for the three and six months ended June 30, 2026 decreased compared to the three and six months ended June 30, 2025 primarily due to our prepayment of the India Credit Facility.

Other Expense, Net

Other expense, net primarily comprises miscellaneous items and financing fees.

The following table shows other expense, net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Other expense, net	$(1,378)	$(2,628)	$1,250	(47.6)%	$(4,531)	$(4,560)	$29	(0.6)%

Other expense, net for the three and six months ended June 30, 2026 was consistent with the three and six months ended June 30, 2025.

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

The following table shows income tax expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Six Month Change
Income tax expense	$(36,808)	$(10,299)	$(26,509)	257.4%	$(44,523)	$(17,823)	$(26,700)	149.8%
Effective tax rate	8.0%	2.9%			5.5%	3.1%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period.

Income tax expense for the three months ended June 30, 2026 increased compared to the three months ended June 30, 2025 primarily due to (i) higher pretax income and (ii) higher global minimum tax expense.

Income tax expense for the six months ended June 30, 2026 increased compared to the six months ended June 30, 2025 primarily due to (i) higher pretax income, (ii) higher global minimum tax expense, and (iii) lower excess tax benefits associated with share-based compensation.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information, as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. Except as discussed in Note 1. “Basis of Presentation” to our condensed consolidated financial statements, there have been no material changes to our accounting policies during the six months ended June 30, 2026.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The standard introduces a comprehensive framework that requires entities to recognize and measure environmental credits based on the intended use of those credits and how those credits are obtained, which is expected to reduce diversity in practice. ASU 2026-02 is effective for public companies for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact ASU 2026-02 will have on our condensed consolidated financial statements and associated disclosures.

Liquidity and Capital Resources

As of June 30, 2026, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have significant availability under our Credit Facility, as well as various trade receivables factoring arrangements with financial institutions. In May 2026, we satisfied all obligations under the India Credit Facility by prepaying the final principal amount of $328.2 million and outstanding interest of $5.5 million. For more information about these facilities, see Note 9. “Debt.” To the extent we offer extended payment terms to customers, fail to collect trade receivables in a timely manner, or face other challenges in managing our working capital, we may be required to use our Credit Facility or other temporary sources of funding. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term expansion activities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of June 30, 2026, we had $1.7 billion in cash, cash equivalents, and marketable securities compared to $2.9 billion as of December 31, 2025. This decrease was primarily driven by (i) higher payments made to suppliers, (ii) investments in working capital, (iii) purchases of property, plant and equipment for our U.S. facilities, and (iv) repayment of debt, partially offset by (v) Section 45X cash receipts from the U.S. Department of the Treasury, (vi) proceeds from the sale of Section 45X tax credits, and (vii) IEEPA tariff refunds received. As of June 30, 2026 and December 31, 2025, $0.4 billion and $0.5 billion of our cash, cash equivalents, and marketable securities, respectively, were held by our foreign subsidiaries and were primarily based in U.S. dollar, Euro, and Indian rupee denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We use a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of June 30, 2026. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. For example, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States, and we expect the benefits made available to us by the IRA to favorably impact our liquidity and capital resources in future periods. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we believe we qualify for a credit of approximately 17 cents per watt for each module fully produced in the United States and sold to a third party. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased domestic demand for our products, we recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the construction of our sixth U.S. manufacturing facility in South Carolina to onshore final production processes for modules initiated by our international fleet, with the first phase expected to commence operations in the second half of 2026. We expect our investment in this U.S. facility to be approximately $0.3 billion. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, and the advanced manufacturing production credit described above.

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

We have committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could increase our manufacturing costs or interrupt or impair our ability to manufacture our solar modules. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination payments (which, in aggregate, are up to approximately $300 million as of June 30, 2026 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of June 30, 2026, such funds were comprised of restricted marketable securities of $214.3 million and associated restricted cash and cash equivalents of $10.5 million. As of June 30, 2026, our module collection and recycling liability was $144.8 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of June 30, 2026, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(359,767)	$(458,405)
Net cash used in investing activities	(291,596)	(350,203)
Net cash (used in) provided by financing activities	(463,948)	346,999
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,812	3,469
Net decrease in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,111,499)	$(458,140)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by higher cash receipts from module sales, including advance payments for future sales, and Section 45X cash receipts from the U.S. Department of the Treasury, partially offset by lower proceeds from the sale of Section 45X tax credits, higher payments made to suppliers in the current period, and receipts from factoring trade receivables in the prior period.

Investing Activities

The decrease in net cash used in investing activities was primarily due to lower purchases of property, plant and equipment for our manufacturing facilities in the United States, partially offset by higher net purchases of marketable securities.

Financing Activities

The increase in net cash used in financing activities was primarily due to higher repayments of debt in the current period and higher proceeds from secured borrowings from trade receivables factoring with recourse in the prior period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026.

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

Mundra

On April 15, 2025, Mundra Solar PV Limited (“Mundra”) filed suit in the district court of the District of Delaware seeking declaratory judgment that it does not infringe two of First Solar’s patents (the ’074 Patent and the ’732 Patent) through its manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. On August 1, 2025, First Solar filed an answer to the complaint and pleaded counterclaims alleging that Mundra as well as its affiliates Mundra Solar Energy Ltd., Adani Solar USA Inc., Adani Solar USA LLC, and Adani Solar infringe the two First Solar patents. On September 22, 2025, Mundra filed an answer to First Solar’s counterclaims and added counterclaims asserting that the First Solar patents are invalid. On October 3, 2025, Adani Solar USA Inc. and Adani Solar USA LLC (collectively, “Adani Solar USA”) filed a motion to dismiss First Solar’s counterclaims with respect to Adani Solar USA. On October 8, 2025, First Solar filed an answer to Mundra’s counterclaims. First Solar filed an opposition to the motion to dismiss on October 17, 2025, and Adani Solar USA filed a reply brief on October 24, 2025. On March 27, 2026, the case was stayed until the determination of the USITC in Investigation No. 337-TA 1494 becomes final.

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

Canadian Solar

On May 9, 2025, First Solar filed suit in the district court for the District of Delaware asserting that Canadian Solar Inc.; CSI Solar Co., Ltd.; Canadian Solar Manufacturing (Thailand) Co., Ltd.; Canadian Solar International Limited; Canadian Solar (USA) Inc.; and Canadian Solar US Module Manufacturing Corporation (collectively, “Canadian Solar”) directly and indirectly infringe a First Solar patent through Canadian Solar’s manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. First Solar alleges that the Canadian Solar TOPCon products contain solar cells manufactured using a method claimed in the patent. First Solar seeks both monetary damages and injunctive relief. On August 11, 2025, Canadian Solar filed an answer to the complaint. On July 30, 2026, the case was stayed until the determination of the USITC in Investigation No. 337-TA 1494 becomes final.

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

USITC Proceeding

On February 24, 2026, First Solar filed a petition with the USITC asserting that entities affiliated with Axitec Solar, Canadian Solar, JA Solar, JinkoSolar, Mundra, Philadelphia Solar, Hanwha QCells, Runergy, Trina Solar, and VSUN (collectively, the “Respondents”) directly and indirectly infringe a First Solar patent through the importation and sale of certain TOPCon solar products. First Solar alleges that the Respondents’ TOPCon solar products contain solar cells manufactured using a method claimed in the patent. First Solar seeks a general exclusion order preventing the importation of infringing TOPCon solar products made by any foreign entity or, in the alternative seeks a limited exclusion order preventing the importation of infringing TOPCon products by the Respondents. In addition, First Solar seeks a cease-and-desist order preventing the sale of infringing TOPCon products that were previously imported. On March 25, 2026, the USITC instituted an investigation, Investigation No. 337-TA 1494, as requested by First Solar’s petition. On April 14, 2026, BYD America LLC (“BYD”) filed a motion to intervene as a respondent in the investigation. On April 27, 2026, BYD’s motion was granted. On April 28, 2026, Tesla filed a motion to intervene as a respondent in the investigation. On May 11, 2026, Tesla’s motion was granted. On May 29, 2026, IC Star Solar (USA) LLC (“Imperial Star”) filed a motion to intervene as a respondent to the investigation. On June 25, 2026, the administrative law judge (“ALJ”) issued an initial determination granting Imperial Star’s motion to intervene. The USITC has until July 27, 2026 to review the ALJ’s initial determination. The hearing is scheduled to commence on February 16, 2027. A preliminary ruling is expected in May 2027 and a final ruling in September 2027.

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

On February 10, 2026, First Solar filed and served a motion seeking dismissal of each of the Defendants’ counterclaims. Oral argument of the Motion to Dismiss has been scheduled for July 29, 2026.

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

In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:

•United States — IEEPA Tariffs. In 2025, the U.S. President imposed a series of tariffs on nearly all U.S. trading partners pursuant to the IEEPA. On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. President Trump responded immediately by revoking the IEEPA tariff actions and imposing new global tariffs pursuant to Section 122 of 10% for a period of no more than 150 days, which terminated on July 24, 2026, at which time the USTR implemented a final action under Section 301 of the Trade Act of 1974, to impose tariffs on 60 countries related to the failure to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The USTR imposed an effective tariff of 10% on several countries, including Malaysia, India, and the EU, and an effective tariff of 12.5% on the remaining countries, including China and Vietnam. The USTR is also conducting several additional Section 301 investigations, including an investigation of structural excess capacity and production in manufacturing in 16 countries. These investigations could result in additional tariffs on imports from China, the EU, India, Malaysia, and Vietnam. Tariffs have increased the costs of our solar modules manufactured in these countries with respect to our U.S. market. Further, such circumstances have impacted and may continue to impact our ability to sell certain modules into the United States and therefore may continue to also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results may continue to be adversely impacted by these tariffs.

•United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. In 2025, the U.S. President imposed an additional 10% tariff on all imports from China, related to the national security threat posed by China’s trade in fentanyl and other illegal narcotics and a 10% reciprocal tariff on China, effective until November 10, 2026, under IEEPA. On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful, and President Trump immediately revoked the IEEPA tariff actions, including the additional tariffs on China, and replaced them with a new 10% global tariff pursuant to Section 122. On July 24, 2026, the USTR imposed a 12.5% tariff on China pursuant to Section 301 related to failure to effectively enforce a prohibition on the importation of goods produced with forced labor. Our operating results could be adversely impacted by revocation of the IEEPA tariffs on China.

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

•United States — Antidumping and Countervailing Duties on Certain Traded Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded solar products from Cambodia, Malaysia, Thailand, and Vietnam. On April 21, 2025, the USDOC announced final determinations in the AD/CVD investigations. Final AD/CVD rates ranged from de minimis to over 3,400%, depending on the particular foreign producer. On June 9, 2025, the USITC notified USDOC of its final affirmative determinations in the AD/CVD investigations. AD/CVD orders, including the assessment of AD/CVDs and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In August 2025, the USITC issued affirmative preliminary determinations. The USDOC issued its preliminary countervailing duty determinations in February 2026, calculating subsidy rates of 125.87% for India; up to 143.30% for Indonesia; and 80.67% for Laos. The USDOC issued its preliminary antidumping duty determinations in April 2026, calculating subsidy rates of 123.04% for India, 35.17% for Indonesia, and 33.57% for Laos.

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

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended June 30, 2026, none of our officers or directors terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements. However, certain of our officers adopted Rule 10b5-1 trading plans for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Markus Gloeckler	Chief Technology Officer	Adoption	May 4, 2026	November 5, 2026	5,854
Michael Koralewski	Chief Supply Chain Officer	Adoption	May 4, 2026	November 13, 2026	7,000
Jason Dymbort	General Counsel & Secretary	Adoption	May 12, 2026	October 30, 2026	4,700
Kuntal Kumar Verma	Chief Manufacturing Officer	Adoption	May 27, 2026	November 13, 2026	2,000
——————————
(1)Represents the gross number of shares subject to the Rule 10b5-1(c) plan, excluding the potential effect of shares withheld for taxes.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Registration Statement on Form S-1 filed on October 25, 2006)
3.2	Amended and Restated Bylaws of First Solar, Inc. (incorporated by reference to Exhibit 3.1 to First Solar, Inc.’s Form 8-K filed on May 9, 2024)
10.1*	Form of Grant Notice for 2026-2028 Executive Performance Equity Plan
31.1*	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

FIRST SOLAR, INC.

Date: July 30, 2026	By:	/s/ NATHAN THEURER
	Name:	Nathan Theurer
	Title:	Chief Accounting Officer