Form 10-Q
period 2026-09-30
FIRST SOLAR, INC.
filed 2026-10-29
CIK 1274494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 23, 2026, 107,481,151 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

FIRST SOLAR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

Throughout this Quarterly Report on Form 10-Q, we refer to First Solar, Inc. and its subsidiaries as “First Solar,” “the Company,” “we,” “us,” and “our.” Units of electricity are typically stated in gigawatts (“GW”).

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,230,936	$1,594,856	$3,331,369	$3,536,594
Cost of sales	517,876	984,111	1,527,174	2,081,596
Gross profit	713,060	610,745	1,804,195	1,454,998
Operating expenses:
Selling, general and administrative	65,326	47,324	182,604	153,078
Research and development	67,223	60,592	210,410	167,468
Production start-up	34,403	36,734	69,384	85,506
Total operating expenses	166,952	144,650	462,398	406,052
Operating income	546,108	466,095	1,341,797	1,048,946
Foreign currency gain (loss), net	90	(8,903)	(22,961)	(30,224)
Interest income	24,151	23,308	82,933	54,273
Interest expense, net	(2,390)	(14,121)	(15,568)	(32,830)
Other expense, net	(1,930)	(6,034)	(6,461)	(10,594)
Income before taxes	566,029	460,345	1,379,740	1,029,571
Income tax benefit (expense)	5,034	(4,402)	(39,489)	(22,225)
Net income	$571,063	$455,943	$1,340,251	$1,007,346

Net income per share:
Basic	$5.31	$4.25	$12.48	$9.40
Diluted	$5.30	$4.24	$12.45	$9.37
Weighted-average number of shares used in per share calculations:
Basic	107,472	107,264	107,430	107,211
Diluted	107,702	107,538	107,666	107,492

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$571,063	$455,943	$1,340,251	$1,007,346
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,294)	3,493	(9,421)	20,248
Unrealized (loss) gain on marketable securities and restricted marketable securities, net of tax of $451, $(65), $415, and $(487)	(10,693)	2,541	(10,233)	8,649
Unrealized gain on derivative instruments, net of tax of $0, $0, $0, and $(87)	—	—	—	279
Other comprehensive (loss) income	(18,987)	6,034	(19,654)	29,176
Comprehensive income	$552,076	$461,977	$1,320,597	$1,036,522

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,576,003	$2,803,514
Marketable securities	48,072	51,849
Accounts receivable trade, net	1,591,024	1,294,040
Government grants receivable, net	286,938	499,592
Inventories	1,138,584	736,734
Other current assets	667,284	643,103
Total current assets	5,307,905	6,028,832
Property, plant and equipment, net	5,633,874	5,675,794
Deferred tax assets, net	221,229	194,672
Restricted marketable securities	202,497	217,172
Government grants receivable	1,587,950	125,607
Goodwill	29,803	31,095
Intangible assets, net	61,364	51,007
Inventories	174,897	237,462
Other assets	800,497	759,669
Total assets	$14,020,016	$13,321,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$338,201	$405,775
Income taxes payable	54,285	7,490
Accrued expenses	430,079	519,414
Current portion of debt	107,668	215,979
Deferred revenue	1,006,089	1,014,386
Other current liabilities	128,345	91,058
Total current liabilities	2,064,667	2,254,102
Accrued solar module collection and recycling liability	145,907	146,017
Long-term debt	—	282,593
Deferred revenue	591,384	805,018
Other liabilities	337,325	295,587
Total liabilities	3,139,283	3,783,317
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 107,481,115 and 107,309,794 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	107	107
Additional paid-in capital	2,924,156	2,902,013
Accumulated earnings	8,131,590	6,791,339
Accumulated other comprehensive loss	(175,120)	(155,466)
Total stockholders’ equity	10,880,733	9,537,993
Total liabilities and stockholders’ equity	$14,020,016	$13,321,310

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	107,469	$107	$2,915,837	$7,560,527	$(156,133)	$10,320,338
Net income	—	—	—	571,063	—	571,063
Other comprehensive loss	—	—	—	—	(18,987)	(18,987)
Common stock issued for share-based compensation	16	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(4)	—	(751)	—	—	(751)
Share-based compensation expense	—	—	9,070	—	—	9,070
Balance at September 30, 2026	107,481	$107	$2,924,156	$8,131,590	$(175,120)	$10,880,733

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	107,247	$107	$2,892,426	$5,814,513	$(160,916)	$8,546,130
Net income	—	—	—	455,943	—	455,943
Other comprehensive income	—	—	—	—	6,034	6,034
Common stock issued for share-based compensation	61	—	—	—	—	—
Tax withholding related to vesting of restricted stock	—	—	(43)	—	—	(43)
Share-based compensation expense	—	—	7,248	—	—	7,248
Balance at September 30, 2025	107,308	$107	$2,899,631	$6,270,456	$(154,882)	$9,015,312

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	107,310	$107	$2,902,013	$6,791,339	$(155,466)	$9,537,993
Net income	—	—	—	1,340,251	—	1,340,251
Other comprehensive loss	—	—	—	—	(19,654)	(19,654)
Common stock issued for share-based compensation	176	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(5)	—	(945)	—	—	(945)
Share-based compensation expense	—	—	23,088	—	—	23,088
Balance at September 30, 2026	107,481	$107	$2,924,156	$8,131,590	$(175,120)	$10,880,733

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	107,060	$107	$2,898,418	$5,263,110	$(184,058)	$7,977,577
Net income	—	—	—	1,007,346	—	1,007,346
Other comprehensive income	—	—	—	—	29,176	29,176
Common stock issued for share-based compensation	348	—	—	—	—	—
Tax withholding related to vesting of restricted stock	(100)	—	(15,479)	—	—	(15,479)
Share-based compensation expense	—	—	16,692	—	—	16,692
Balance at September 30, 2025	107,308	$107	$2,899,631	$6,270,456	$(154,882)	$9,015,312

See accompanying notes to these condensed consolidated financial statements.

FIRST SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,340,251	$1,007,346
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	443,266	380,529
Share-based compensation	22,904	16,713
Deferred income taxes	(37,466)	26,477
Other, net	43,196	36,274
Changes in operating assets and liabilities:
Accounts receivable, trade	(290,973)	(196,967)
Inventories	(348,993)	(679)
Government grants receivable	(1,285,786)	(442,010)
Other assets	15,328	(150,159)
Income tax receivable and payable	56,711	(44,684)
Accounts payable and accrued expenses	(147,210)	(164,194)
Deferred revenue	(220,745)	262,877
Other liabilities	6,803	83,689
Net cash (used in) provided by operating activities	(402,714)	815,212
Cash flows from investing activities:
Purchases of property, plant and equipment	(434,662)	(698,148)
Purchases of marketable securities and restricted marketable securities	(1,824,044)	(1,307,656)
Proceeds from sales and maturities of marketable securities	1,824,833	1,424,918
Other investing activities	5,806	2,952
Net cash used in investing activities	(428,067)	(577,934)
Cash flows from financing activities:
Proceeds from borrowings under debt arrangements, net of issuance costs	339,960	309,047
Repayment of debt	(732,121)	(357,515)
Proceeds from other borrowings	—	487,323
Repayment of other borrowings	—	(298,407)
Payments of tax withholdings for restricted shares	(945)	(15,479)
Other financing activities	(874)	(527)
Net cash (used in) provided by financing activities	(393,980)	124,442
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,670	2,021
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	(1,221,091)	363,741
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of the period	2,814,031	1,638,223
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of the period	$1,592,940	$2,001,964
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment acquisitions funded by liabilities	$128,461	$222,115
Proceeds to be received from asset-based government grants	$111,681	$149,775

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Despite our intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from such estimates and assumptions. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other period. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These interim financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, which has been filed with the SEC.

During the nine months ended September 30, 2026, we adopted a policy to account for the potential recovery of tariffs using a loss recovery model under ASC 450. Accordingly, we recognize a tariff refund when recovery of the amount is probable.

Unless expressly stated or the context otherwise requires, the term “condensed consolidated financial statements” refers to the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

2. Cash, Cash Equivalents, and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$1,573,705	$2,606,319
Money market funds	2,298	197,195
Total cash and cash equivalents	1,576,003	2,803,514
Marketable securities:
Time deposits	48,072	42,562
U.S. debt	—	9,287
Total marketable securities	48,072	51,849
Total cash, cash equivalents, and marketable securities	$1,624,075	$2,855,363

The following table provides a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 to the total of such amounts as presented in the condensed consolidated statements of cash flows (in thousands):

	Balance Sheet Line Item	September 30, 2026	December 31, 2025
Cash and cash equivalents	Cash and cash equivalents	$1,576,003	$2,803,514
Restricted cash – current	Other current assets	1,386	—
Restricted cash – noncurrent	Other assets	2,321	3,617
Restricted cash equivalents – noncurrent	Other assets	13,230	6,900
Total cash, cash equivalents, restricted cash, and restricted cash equivalents		$1,592,940	$2,814,031

During the nine months ended September 30, 2026, we sold marketable securities for proceeds of $4.3 million and realized a loss of $0.7 million on such sales. See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our marketable securities.

The following tables summarize the unrealized gains and losses related to our available-for-sale marketable securities, by major security type, as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$48,072	$—	$—	$48,072
Total	$48,072	$—	$—	$48,072

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Time deposits	$42,562	$—	$—	$42,562
U.S. debt	10,000	—	713	9,287
Total	$52,562	$—	$713	$51,849

As of September 30, 2026, the contractual maturities of our marketable securities were within one year.

3. Restricted Marketable Securities

Restricted marketable securities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
U.S. debt	$107,130	$115,350
Foreign government obligations	50,490	54,156
Supranational debt	27,318	28,276
U.S. government obligations	17,559	19,390
Total restricted marketable securities	$202,497	$217,172

Our restricted marketable securities represent long-term investments to fund the estimated future cost of collecting and recycling modules covered under our solar module collection and recycling program. We have established a trust under which funds are put into custodial accounts with an established and reputable bank, for which First Solar, Inc.; First Solar Malaysia Sdn. Bhd.; and First Solar Holdings GmbH are grantors. As of September 30, 2026 and December 31, 2025, such custodial accounts also included noncurrent restricted cash and cash equivalents balances of $13.3 million and $6.9 million, respectively, which were reported within “Other assets.” Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we fund any incremental amounts for our estimated collection and recycling obligations on an annual basis based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years. During the nine months ended September 30, 2026 and 2025, we purchased no restricted securities and $5.0 million of restricted securities, respectively, as part of our ongoing management of the custodial accounts.

See Note 8. “Fair Value Measurements” to our condensed consolidated financial statements for information about the fair value of our restricted marketable securities.

The following tables summarize the unrealized gains and losses related to our restricted marketable securities, by major security type, as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$141,374	$—	$34,244	$107,130
Foreign government obligations	65,431	—	14,941	50,490
Supranational debt	29,957	72	2,711	27,318
U.S. government obligations	24,202	—	6,643	17,559
Total	$260,964	$72	$58,539	$202,497

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. debt	$142,790	$—	$27,440	$115,350
Foreign government obligations	67,091	—	12,935	54,156
Supranational debt	30,123	59	1,906	28,276
U.S. government obligations	24,274	—	4,884	19,390
Total	$264,278	$59	$47,165	$217,172

As of September 30, 2026, the contractual maturities of these securities were between 4 years and 13 years, and restricted marketable securities with unrealized losses had generally been in a loss position for a period of time greater than 12 months. The unrealized losses were primarily due to increases in interest rates relative to rates at the time of purchase, and, based on the underlying credit quality of the investments, we expect to hold such securities until we recover our cost basis.

4. Consolidated Balance Sheet Details

Accounts receivable trade, net

Accounts receivable trade, net consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable trade, gross (1)	$1,607,128	$1,307,307
Allowance for credit losses	(16,104)	(13,267)
Accounts receivable trade, net	$1,591,024	$1,294,040
——————————
(1)See Note 10. “Other Financing Arrangements” to our condensed consolidated financial statements for discussion of our various factoring arrangements.

Inventories

Inventories consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$391,823	$429,675
Work in process	196,053	105,325
Finished goods	725,605	439,196
Inventories	$1,313,481	$974,196
Inventories – current	$1,138,584	$736,734
Inventories – noncurrent	$174,897	$237,462

Other current assets

Other current assets consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Spare maintenance materials and parts	$293,457	$278,767
Indirect tax receivables	122,634	124,045
Advance payments for raw materials	76,549	64,319
Operating supplies	53,027	57,427
Insurance receivable for accrued litigation (1)	45,000	21,800
Prepaid expenses	32,529	34,961
Restricted cash	1,386	—
Derivative instruments (2)	1,140	4,001
Prepaid income taxes	741	9,772
Other	40,821	48,011
Other current assets	$667,284	$643,103
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Property, plant and equipment, net

Property, plant and equipment, net consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Land	$39,483	$39,578
Buildings and improvements	1,937,203	1,929,051
Machinery and equipment	5,810,126	5,746,979
Office equipment and furniture	173,874	162,070
Leasehold improvements	34,035	34,136
Construction in progress	611,461	321,524
Property, plant and equipment, gross	8,606,182	8,233,338
Accumulated depreciation	(2,972,308)	(2,557,544)
Property, plant and equipment, net	$5,633,874	$5,675,794

As of September 30, 2026, the recoverability of our property, plant, and equipment was based on certain expectations regarding the ongoing operation of our international manufacturing facilities. However, it is reasonably possible that the operational status of one or more of our international facilities may be adversely affected by geopolitical developments, including trade policies or tariffs, which may result in future decisions to reduce, pause, or cease operations at these facilities. Such decisions may result in certain property, plant, and equipment being sold or otherwise disposed of before the end of their previously estimated useful lives, which, in turn, could result in a decrease in the value, and possible impairment, of this property, plant, and equipment. Accordingly, any such changes to the operational status of our international manufacturing facilities could be material to our condensed consolidated financial statements and have a significant adverse effect on our results of operations.

Depreciation of property, plant and equipment was $143.6 million and $430.9 million for the three and nine months ended September 30, 2026, respectively, and $130.9 million and $375.3 million for the three and nine months ended September 30, 2025, respectively.

Other assets

Other assets consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Advance payments for raw materials	$311,144	$319,783
Lease assets (1)	255,357	196,058
Income tax receivables	110,067	110,067
Project assets	25,530	25,721
Restricted cash equivalents	13,230	6,900
Prepaid expenses	12,923	17,180
Restricted cash	2,321	3,617
Accounts receivable, trade	—	16,000
Other (2)	69,925	64,343
Other assets	$800,497	$759,669
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

During 2024, we purchased ownership interests in two subsidiaries of Cleantech. These subsidiaries own certain of the power-generating assets that supply electricity to our facility, and we account for our investments in these subsidiaries using the equity method. As of September 30, 2026, the carrying amount of our investments in these subsidiaries was $6.8 million.

During the three and nine months ended September 30, 2026, we purchased $1.5 million and $4.1 million of electricity, respectively, from these subsidiaries. During the three and nine months ended September 30, 2025, we purchased $1.3 million and $2.5 million of electricity, respectively, from these subsidiaries.

Accrued expenses

Accrued expenses consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accrued property, plant and equipment	$88,084	$109,030
Accrued compensation and benefits	70,163	67,023
Accrued freight	68,323	51,707
Product warranty liability (1)	58,917	59,266
Accrued taxes	57,423	58,601
Accrued inventory	8,411	69,093
Other	78,758	104,694
Accrued expenses	$430,079	$519,414
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our product warranties.

Other current liabilities

Other current liabilities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accrued litigation (1)	$45,000	$21,800
Lease liabilities (2)	17,496	18,090
Derivative instruments (3)	839	2,357
Other	65,010	48,811
Other current liabilities	$128,345	$91,058
——————————
(1)See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for discussion of our legal proceedings.

(2)See Note 7. “Leases” to our condensed consolidated financial statements for discussion of our lease arrangements.

(3)See Note 6. “Derivative Financial Instruments” to our condensed consolidated financial statements for discussion of our derivative instruments.

Other liabilities

Other liabilities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Lease liabilities (1)	$199,810	$138,673
Deferred tax liabilities, net	58,349	69,691
Other taxes payable	52,699	51,711
Product warranty liability (2)	12,986	20,142
Other	13,481	15,370
Other liabilities	$337,325	$295,587
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

During the three and nine months ended September 30, 2026, we recognized $6.1 million of government grants using the cost accumulation approach. Such government grants relate to certain incentives for our manufacturing facilities in Alabama and were recorded as a reduction to “Property, plant and equipment, net” in our condensed consolidated balance sheets. In February 2021, the state government of Tamil Nadu, India granted First Solar certain incentives associated with the construction of our manufacturing facility in the state. Among other things, such incentives provided a 24% subsidy for eligible capital expenditures, contingent upon meeting certain minimum investment and employment commitments. Such incentives are reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” depending on the expected timing of cash receipts. We expect to receive this incentive in installments through 2031.

The following table presents the benefits recognized from income-related government grants in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$637,973	$396,311	$1,500,486	$1,075,172
Selling, general and administrative	7	13	41	61
Research and development	281	44	629	2,235
Production start-up	207	—	207	—

In August 2022, the previous U.S. President signed into law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA offers a tax credit, pursuant to Section 45X of the Internal Revenue Code (the “IRC”), for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the Internal Revenue Service (the “IRS”) or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. For eligible components, the credit is equal to (i) $12 per square meter for a PV wafer, (ii) 4 cents multiplied by the capacity of a PV cell in watts, and (iii) 7 cents multiplied by the capacity of a PV module in watts. Based on the current form factor of our modules, we believe we qualify for a credit of up to approximately 17 cents per watt for each module fully produced in the United States and sold to a third party. For each module that is initiated by our international fleet and then completed in the United States, we expect to qualify for a credit of approximately 7 cents per watt. We recognize such credit as a reduction to “Cost of sales” in the period the modules are sold to customers. Such credit is also reflected on our condensed consolidated balance sheets within “Government grants receivable, net” and “Government grants receivable,” depending on the expected timing of cash receipts.

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

In October 2025, we entered into two agreements for the sale of $699.7 million of Section 45X tax credits we generated during 2025 for aggregate cash proceeds of $668.2 million. We received initial cash proceeds of $573.0 million during the year ended December 31, 2025 and received the remaining cash proceeds of $95.2 million during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, we received $117.6 million from the U.S. Department of the Treasury related to Section 45X tax credits generated during 2024.

6. Derivative Financial Instruments

As a global company, we are exposed to various risks, including foreign currency and commodity price risks, that could affect our financial position, results of operations, and cash flows. We may use derivative instruments to hedge against these risks and do not hold such instruments for speculative or trading purposes.

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

The following tables present the fair values of derivative instruments included in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$1,140	$839
Total derivative instruments	$1,140	$839

	December 31, 2025
	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$4,001	$2,357
Total derivative instruments	$4,001	$2,357

The following table presents the pretax amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and our condensed consolidated statements of operations for the nine months ended September 30, 2025 (in thousands):

Commodity Swap Contracts
Balance as of December 31, 2024	$(366)
Amount reclassified to cost of sales	366
Balance as of September 30, 2025	$—

The following table presents the effect of derivative instruments not designated as hedges on our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		Amount of Gain Recognized in Income Statement
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Line Item	2026	2025	2026	2025
Foreign exchange forward contracts	Foreign currency gain (loss), net	$1,998	$20,717	$14,726	$25,295

Foreign Currency Risk

Many of our subsidiaries have assets and liabilities (primarily receivables, deferred taxes, payables, accrued expenses, and solar module collection and recycling liabilities) that are denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which these assets and liabilities are denominated will create fluctuations in our reported condensed consolidated statements of operations. We may enter into foreign exchange forward contracts or other financial instruments to economically hedge assets and liabilities against the effects of currency exchange rate fluctuations. The gains and losses on such foreign exchange forward contracts will economically offset all or part of the transaction gains and losses that we recognize in earnings on the related foreign currency denominated assets and liabilities.

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

As of September 30, 2026 and December 31, 2025, the U.S. dollar equivalent notional values of our foreign exchange forward contracts that do not qualify for hedge accounting were $61.0 million and $446.0 million, respectively, including contracts in Indian rupee, Euro, and Malaysian ringgit, among other currencies.

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

These commodity swap contracts qualified for accounting as cash flow hedges in accordance with ASC 815, and we designated them as such. We reported unrealized gains or losses on such contracts in “Accumulated other comprehensive loss” and subsequently reclassified applicable amounts into earnings when the hedged transactions occurred and impacted earnings. As of September 30, 2026 and December 31, 2025, we had no outstanding cash flow hedges.

7. Leases

Our lease arrangements include our corporate and administrative offices, certain warehouses, and certain land, equipment, and facilities used by our manufacturing plants. Such leases primarily relate to assets located in the United States, Malaysia, India, and Vietnam.

The following table presents certain quantitative information related to our lease arrangements for the three and nine months ended September 30, 2026 and 2025, and as of September 30, 2026 and December 31, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$580	$437	$1,757	$1,238
Interest on lease liabilities	616	552	1,878	1,620
Operating lease cost	6,773	5,653	17,606	13,966
Variable lease cost	1,086	1,007	3,304	2,724
Short-term lease cost	533	205	1,381	640
Total lease cost	$9,588	$7,854	$25,926	$20,188

Cash paid for amounts included in the measurement of:
Operating lease liabilities			$17,188	$12,441
Finance lease liabilities			2,734	1,481
Lease assets obtained in exchange for:
Operating lease liabilities			$74,443	$49,509
Finance lease liabilities			379	4,583

	September 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Lease assets	$223,268	$32,089	$161,756	$34,302
Lease liabilities – current	14,504	2,992	15,183	2,907
Lease liabilities – noncurrent	166,400	33,410	103,753	34,920

Weighted-average remaining lease term	11 years	24 years	12 years	24 years
Weighted-average discount rate	5.2%	6.5%	5.7%	6.6%

As of September 30, 2026, the future payments associated with our lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$5,617	$922
2027	22,707	3,704
2028	22,542	3,767
2029	21,072	3,855
2030	19,690	3,901
2031	19,586	3,930
Thereafter	129,325	51,636
Total future payments	240,539	71,715
Less: interest	(59,635)	(35,313)
Total lease liabilities	$180,904	$36,402

8. Fair Value Measurements

The following is a description of the valuation techniques that we use to measure the fair value of assets and liabilities that we measure and report at fair value on a recurring basis:

•Cash Equivalents and Restricted Cash Equivalents. At September 30, 2026 and December 31, 2025, our cash equivalents and restricted cash equivalents consisted of money market funds. We value our cash equivalents and restricted cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

•Marketable Securities and Restricted Marketable Securities. At September 30, 2026 and December 31, 2025, our marketable securities consisted of time deposits and U.S. debt, and our restricted marketable securities consisted of U.S. debt, foreign and U.S. government obligations, and supranational debt. We value our marketable securities and restricted marketable securities using observable inputs that reflect quoted prices for securities with identical characteristics or quoted prices for securities with similar characteristics and other observable inputs (such as interest rates that are observable at commonly quoted intervals). Accordingly, we classify the valuation techniques that use these inputs as either Level 1 or Level 2 depending on the inputs used. We also consider the effect of our counterparties’ credit standing in these fair value measurements.

•Derivative Assets and Liabilities. At September 30, 2026 and December 31, 2025, our derivative assets and liabilities consisted of foreign exchange forward contracts involving major currencies. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, and accordingly, we classify the valuation techniques as Level 2. In evaluating credit risk, we consider the effect of our counterparties’ and our own credit standing in the fair value measurements of our derivative assets and liabilities, respectively.

At September 30, 2026 and December 31, 2025, the fair value measurements of our assets and liabilities measured on a recurring basis were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$2,298	$2,298	$—	$—
Restricted cash equivalents:
Money market funds	13,230	13,230	—	—
Marketable securities:
Time deposits	48,072	48,072	—	—
Restricted marketable securities	202,497	—	202,497	—
Derivative assets	1,140	—	1,140	—
Total assets	$267,237	$63,600	$203,637	$—
Liabilities:
Derivative liabilities	$839	$—	$839	$—
Total liabilities	$839	$—	$839	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$197,195	$197,195	$—	$—
Restricted cash equivalents:
Money market funds	6,900	6,900	—	—
Marketable securities:
Time deposits	42,562	42,562	—	—
U.S. debt	9,287	—	9,287	—
Restricted marketable securities	217,172	—	217,172	—
Derivative assets	4,001	—	4,001	—
Total assets	$477,117	$246,657	$230,460	$—
Liabilities:
Derivative liabilities	$2,357	$—	$2,357	$—
Total liabilities	$2,357	$—	$2,357	$—

Fair Value of Financial Instruments

At September 30, 2026 and December 31, 2025, the carrying values and fair values of our financial instruments not measured at fair value were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Government grants receivable – noncurrent	$1,587,950	$1,564,400	$125,607	$104,391
Liabilities:
Long-term debt, including current maturities (1)	$—	$—	$373,651	$382,318
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

Credit Risk

We have certain financial instruments that subject us to credit risk. These consist primarily of cash, cash equivalents, marketable securities, accounts receivable, restricted cash, restricted cash equivalents, restricted marketable securities, foreign exchange forward contracts, and certain other assets. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial instruments. We place these instruments with various high-quality financial institutions, limit the amount of credit risk from any one counterparty, and monitor the credit standing of these counterparty financial institutions. Our net sales are primarily concentrated among a limited number of customers. We monitor the financial condition of our customers and perform credit evaluations whenever considered necessary. We typically require some form of payment security from our customers, including, but not limited to, advance payments, parent guarantees, letters of credit, bank guarantees, or surety bonds.

9. Debt

Our debt arrangements consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

		Balance (USD)
Loan Agreement	Currency	September 30, 2026	December 31, 2025
Credit Facility	USD	$—	$—
India Credit Facility	USD	—	373,651
India Credit Agricole Working Capital Facility	INR	54,189	41,157
India JPM Working Capital Facility	INR	37,847	26,140
India Citibank Working Capital Facility	INR	15,632	11,123
India HSBC Working Capital Facility	INR	—	46,719
Total debt principal		107,668	498,790
Less: unamortized issuance costs		—	(218)
Total debt		107,668	498,572
Less: current portion		(107,668)	(215,979)
Noncurrent portion		$—	$282,593

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

India Credit Agricole Working Capital Facility

In August 2022, FSISV entered into a working capital facility agreement (the “India Credit Agricole Working Capital Facility”) with Credit Agricole Corporate and Investment Bank, for the issuance of letters of credit, bank guarantees, and overdrafts. In 2024, the India Credit Agricole Working Capital Facility was amended to include certain working capital loans, and during 2025, the facility limit was increased to INR 8.5 billion ($88.6 million). The outstanding balance matures in the fourth quarter of 2026. The India Credit Agricole Working Capital Facility is guaranteed by First Solar, Inc.

India JPM Working Capital Facility

In December 2022, FSISV entered into a working capital facility agreement (the “India JPM Working Capital Facility”) with JPMorgan Chase Bank, N.A. for the issuance of bank guarantees, bonds, and other similar forms of security. In 2023, the India JPM Working Capital Facility was amended to include certain working capital loans of up to INR 6.2 billion ($64.9 million). The outstanding balance matures in the fourth quarter of 2026 and the first quarter of 2027. The India JPM Working Capital Facility is guaranteed by First Solar, Inc.

India Citibank Working Capital Facility

In August 2024, FSISV entered into a working capital facility agreement (the “India Citibank Working Capital Facility”) with Citibank, N.A. In January 2025, the India Citibank Working Capital Facility was amended to provide certain working capital loans of up to INR 6.4 billion ($66.7 million). The outstanding balance matures in the first quarter of 2027. The India Citibank Working Capital Facility is guaranteed by First Solar, Inc.

India HSBC Working Capital Facility

In February 2024, FSISV entered into a working capital facility agreement (the “India HSBC Working Capital Facility”) with the Hongkong and Shanghai Banking Corporation Limited, which provides certain working capital loans of up to INR 8.2 billion ($85.5 million). The India HSBC Working Capital Facility is guaranteed by First Solar, Inc.

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

During the nine months ended September 30, 2026, we did not sell any trade receivables under these arrangements. There were no trade receivables sold that remained outstanding as of September 30, 2026.

Secured Borrowings

During the year ended December 31, 2025, we transferred $492.8 million of trade receivables to a financial institution under a factoring arrangement with recourse, while retaining servicing responsibilities. We did not transfer any trade receivables under this factoring arrangement during the nine months ended September 30, 2026. Transfers under this arrangement do not meet the criteria for a sale of receivables and are therefore accounted for as secured borrowings.

We record discounts on receivables factored with recourse as interest expense over the term of the respective receivables. Accordingly, during the year ended December 31, 2025, we recorded $6.5 million of interest expense associated with this arrangement. As of September 30, 2026 and December 31, 2025, there were no outstanding liabilities related to this arrangement.

Supplier Finance Program

We participate in a supplier finance program administered by a third-party financial institution. Under this program, suppliers that choose to participate have the option to receive early payment from the financial institution for invoices that we have confirmed as valid. Our contractual payment terms with suppliers are not impacted by their participation in this program. If the supplier participates, we pay the financial institution the full invoice amount on the original due date. We do not pledge assets or provide guarantees under this program. As of September 30, 2026 and December 31, 2025, our payment obligations outstanding under the supplier finance program were $9.5 million and $9.0 million, respectively, which were recorded within “Accounts payable” in our condensed consolidated balance sheets.

11. Commitments and Contingencies

Commercial Commitments

During the normal course of business, we enter into commercial commitments in the form of letters of credit and surety bonds to provide financial and performance assurance to third parties. As of September 30, 2026, the issued and outstanding amounts and available capacities under these commitments were as follows (in millions):

	Issued and Outstanding	Available Capacity
Credit Facility (1)	$—	$150.0
Bilateral facilities (2)	153.0	235.8
Surety bonds	140.8	144.3
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

Product warranty activities during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product warranty liability, beginning of period	$77,228	$75,828	$79,408	$76,435
Accruals for new warranties issued	3,961	4,341	13,438	10,320
Settlements	(19,643)	(3,877)	(34,218)	(10,449)
Changes in estimate of product warranty liability	10,357	13,250	13,275	13,236
Product warranty liability, end of period	$71,903	$89,542	$71,903	$89,542
Current portion of warranty liability	$58,917	$73,427	$58,917	$73,427
Noncurrent portion of warranty liability	$12,986	$16,115	$12,986	$16,115

During the year ended December 31, 2024, we identified manufacturing issues affecting certain Series 7 modules manufactured in 2023 and 2024 that may cause the modules to experience premature power loss once installed in the field. Subsequently, we identified the causes of these issues and compiled and evaluated data on the expected impact such issues may have on performance, including collecting samples of module performance data from several locations. We have settled certain of our obligations related to these issues and have continued to engage in settlement discussions with various additional customers. Based on such settlement experience, the estimated number of affected modules, and projections of probable costs to remediate the issues, we believe a reasonable estimate of potential future losses will range from approximately $40 million to $65 million. Within that range, we recorded a specific warranty liability of $46 million as of September 30, 2026, which represents our best estimate of expected future losses related to the identified manufacturing issues. The ultimate loss we will incur will depend on the extent of the premature power loss that is experienced in relation to the obligations under our limited product warranties, as well as any potential additional commitments we may make to remediate the affected modules. As additional information becomes available to us, our estimate of the aggregate losses related to these manufacturing issues may change, and any change in estimate may also result in a change to our product warranty liability.

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

After an indemnification liability is recorded, we derecognize such amount pursuant to ASC 460 depending on the nature of the indemnity, which derecognition typically occurs upon expiration or settlement of the arrangement, and any contingent aspects of the indemnity are accounted for in accordance with ASC 450. As of September 30, 2026 and December 31, 2025, we had no accrued indemnification liabilities. Our potential future payments under these indemnifications primarily relate to legislative changes that may adversely affect an entity’s ability to benefit from previously transferred Section 45X tax credits.

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

Our module collection and recycling liability was $145.9 million and $146.0 million as of September 30, 2026 and December 31, 2025, respectively. See Note 3. “Restricted Marketable Securities” to our condensed consolidated financial statements for more information about our arrangements for funding this liability.

Legal Proceedings

During the year ended December 31, 2022, we received several indemnification demands from certain customers, for whom we provided engineering, procurement, and construction services, regarding claims that such customers’ PV tracker systems infringe, in part, on patents owned by Rovshan Sade, the owner of a company called Trabant Solar, Inc. In January 2023, we were notified by two of our customers that the plaintiff served them with patent infringement complaints, and we have assumed the defense of these claims. We have conducted due diligence on the patents and claims and believe that we will prevail in the actions. After a series of stays of the proceedings, the last of which was lifted on July 14, 2025, the parties have begun responding to their respective discovery demands. Each party has submitted its claim construction filings with the court, and a claim construction hearing took place on February 20, 2026. The court has stayed discovery in the actions until it decides the parties’ claim-construction issues. On June 19, 2026, East Pecos Solar was served with a complaint filed by the plaintiff in the Western District of Texas. The complaint alleges the same causes of action as those in the current infringement actions. Southern Power, East Pecos Solar’s parent company, tendered the defense to First Solar pursuant to an indemnification obligation set forth in the Engineering, Procurement and Construction Agreement by and between East Pecos Solar, LLC and First Solar Electric, LLC dated as of March 4, 2016. East Pecos Solar answered the complaint on August 24, 2026. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

In April 2019, a subcontractor of First Solar sustained certain injuries while performing work at a former project site and, in May 2019, commenced legal action against a subsidiary of First Solar. In June 2023, a jury awarded damages of approximately $51.3 million to the plaintiff. On September 21, 2023, the Superior Court of California for Monterey County ruled, in response to our motion for remittitur, that the damages awarded to the plaintiff were excessive and reduced the award from $51.3 million to $21.8 million. The plaintiff did not accept the reduced award by the court ordered deadline of October 10, 2023. As a result, the $21.8 million award was vacated. On October 1, 2026, the parties entered into an agreement to settle the action for $45.0 million. Accordingly, as of September 30, 2026, we recorded a $45.0 million accrued litigation payable included in “Other current liabilities” in our condensed consolidated balance sheet. We believe the full amount of awarded damages will be covered by our various insurance policies. Accordingly, we also recorded a $45.0 million receivable included in “Other current assets” in our condensed consolidated balance sheet as of September 30, 2026.

In June 2026, a securities class action lawsuit was commenced in the United States District Court for the Eastern District of New York by Claire Day, a purchaser of First Solar common stock, against First Solar and certain executive officers of First Solar, individually and on behalf of all persons and entities that purchased or otherwise acquired First Solar securities between February 26, 2025 and February 24, 2026, seeking to recover damages. The plaintiff alleges that we made materially false and misleading statements regarding our business, operations, and compliance policies and failed to disclose material information regarding our capacity to manage the impact of U.S. tariff policy on our business, and understated the extent to which our responses to U.S. tariff policy were likely to negatively impact projected performance in 2026. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder. On September 21, 2026, the court appointed co-lead plaintiffs and on October 6, 2026, the court ordered that an amended complaint be filed by December 4, 2026. On July 28, 2026, based on allegations substantially similar to the above-described securities class action, a shareholder derivative lawsuit was commenced in the United States District Court for the Eastern District of New York by Manh Ho, a purchaser of First Solar common stock, against certain directors and executive officers of First Solar, on behalf of First Solar, seeking to recover damages and equitable relief. The derivative complaint asserts claims for violations of the federal securities laws, breach of fiduciary duty, unjust enrichment, gross mismanagement, and waste of corporate assets. On August 24, 2026, a second shareholder derivative lawsuit, similar to the one brought by Manh Ho, was commenced in the United States District Court for the Eastern District

of New York by Bradley Walkup. The parties filed a joint stipulation requesting that the court consolidate the derivative actions, which the court has not yet ruled on. We dispute all the allegations and intend to defend these actions vigorously. At this time, with respect to both the securities class action and the derivative actions, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from these actions.

On September 9, 2026, Swift Current Energy, LLC and certain of its affiliates (“Swift”) filed a complaint in the New York County Supreme Court against First Solar seeking damages and restitution. The complaint alleges certain modules deployed at the plaintiff’s Double Black Diamond Solar Power, Harvest Gold Solar Power, and Tres Bahias Solar Power projects failed to meet their warranted power output. The complaint also alleges that First Solar failed to honor its product warranties, that we misrepresented the power output of the modules sold to the plaintiffs, and that our module testing process is flawed and deliberately overstates module power output. We dispute the allegations in the complaint and intend to defend the action vigorously. The parties entered a stipulation allowing us to file an answer and/or move to dismiss on or before November 16, 2026. At this time, we are not in a position to assess the likelihood of any potential loss or adverse effect on our financial condition or to estimate the amount or range of possible loss, if any, from this action.

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

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue,” for the nine months ended September 30, 2026 (in thousands):

	September 30, 2026	December 31, 2025	Nine Month Change
Deferred revenue	$1,597,473	$1,819,404	$(221,931)	(12)%

During the nine months ended September 30, 2026, our contract liabilities decreased by $221.9 million primarily due to (i) the recognition of revenue for sales of solar modules for which payment was received in prior years, partially offset by (ii) advance payments received or accrued in the current period for future sales of solar modules. During the nine months ended September 30, 2026 and 2025, we recognized revenue of $499.5 million and $309.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods.

As of September 30, 2026, we had entered into contracts with customers for the future sale of 44.0 GW of solar modules for an aggregate transaction price of $13.5 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This transaction price also excludes estimates of variable consideration associated with (i) future module technology improvements, including enhancements to certain energy related attributes; (ii) sales freight in excess of defined thresholds; (iii) changes to certain commodity prices; (iv) the module wattage committed for delivery; (v) the volume of modules sold that meet certain U.S. domestic content requirements; and (vi) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is terminated. These contracts may also be subject to amendments as agreed to by the parties to the contract. These amendments may increase or decrease the volume of modules to be sold under the contract, change delivery schedules, or otherwise adjust the expected revenue under these contracts.

13. Share-Based Compensation

The following table presents share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$996	$835	$2,445	$2,141
Selling, general and administrative	6,495	5,400	16,544	12,100
Research and development	1,587	1,084	3,915	2,471
Production start-up	—	—	—	1
Total share-based compensation expense	$9,078	$7,319	$22,904	$16,713

As of September 30, 2026, we had $35.8 million of unrecognized share-based compensation expense related to unvested restricted stock and performance units, which we expect to recognize over a weighted-average period of approximately 1.4 years.

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

14. Income Taxes

In July 2025, the U.S. President signed the budget reconciliation legislation (House of Representatives 1, or “H.R.1”) into law, commonly referred to as the “One Big Beautiful Bill Act” (the “OBBBA”). H.R.1 includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. H.R.1 has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of H.R.1 did not result in a material impact on our condensed consolidated financial statements.

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

In December 2021, the OECD released model rules for a new global minimum tax framework (“Pillar Two”). While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain governments in countries in which we operate have enacted local Pillar Two legislation, which includes qualified domestic minimum top‑up tax and undertaxed profits rules. As these rules are implemented and applied to our operating results, our effective tax rate and tax liabilities may be materially affected, including as a result of the geographic mix and profitability of our operations.

Our effective tax rate was 2.9% and 2.2% for the nine months ended September 30, 2026 and 2025, respectively. The increase in our effective tax rate was primarily driven by global minimum tax expense under Pillar Two, partially offset by higher advanced manufacturing production credits. Our provision for income taxes differed from the amount computed by applying the U.S. statutory federal income tax rate of 21% primarily due to the effect of tax law associated with the IRA, partially offset by global minimum tax expense.

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

We are subject to audit by federal, state, local, and foreign tax authorities. We are currently under examination in the United States, India, and Chile, along with the State of North Carolina. In October 2026, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS with respect to our transfer pricing policies for the tax years 2016 to 2021. The NOPA proposed an increase to our taxable income in the United States of $720.6 million for such periods. Additionally, the IRS may also seek similar adjustments for tax years after 2021. We disagree with the NOPA and plan to vigorously contest the proposed adjustments through the IRS’s administrative appeals office and, if necessary, judicial proceedings. We believe our tax positions are supported by applicable laws and relevant facts and circumstances, and that adequate provisions have been made for any adjustments that may result from the examinations in the various jurisdictions mentioned above. However, the outcome of tax examinations cannot be predicted with certainty, and the ultimate resolution of these matters could differ materially from our current estimates. If any issues addressed by our tax examinations are not resolved in a manner consistent with our expectations, we may be required to adjust our provision for income taxes in the period such resolution occurs.

15. Net Income per Share

The calculation of basic and diluted net income per share for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income per share
Numerator:
Net income	$571,063	$455,943	$1,340,251	$1,007,346
Denominator:
Weighted-average common shares outstanding	107,472	107,264	107,430	107,211

Diluted net income per share
Denominator:
Weighted-average common shares outstanding	107,472	107,264	107,430	107,211
Effect of restricted stock and performance units	230	274	236	281
Weighted-average shares used in computing diluted net income per share	107,702	107,538	107,666	107,492

Net income per share:
Basic	$5.31	$4.25	$12.48	$9.40
Diluted	$5.30	$4.24	$12.45	$9.37

The following table summarizes the potential shares of common stock that were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2026 and 2025 as such shares would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive shares	3	1	—	1

16. Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss, net of tax, for the nine months ended September 30, 2026 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Loss on Marketable Securities and Restricted Marketable Securities	Total
Balance as of December 31, 2025	$(109,560)	$(45,906)	$(155,466)
Other comprehensive loss before reclassifications	(11,642)	(11,386)	(23,028)
Amounts reclassified from accumulated other comprehensive loss	2,221	738	2,959
Net tax effect	—	415	415
Net other comprehensive loss	(9,421)	(10,233)	(19,654)
Balance as of September 30, 2026	$(118,981)	$(56,139)	$(175,120)

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Comprehensive Income Components	Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Foreign currency translation adjustment	Other expense, net	$(3,244)	$(1,865)	$(2,221)	$(2,188)
Unrealized loss on marketable securities	Other expense, net	—	—	(738)	—
Unrealized loss on derivative instruments:
Commodity swap contracts	Cost of sales	—	—	—	(366)
Total loss reclassified		$(3,244)	$(1,865)	$(2,959)	$(2,554)

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

We are the world’s largest thin film PV solar module manufacturer and the largest PV solar module manufacturer in the Western Hemisphere. We recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the completion of our sixth U.S. manufacturing facility, located in South Carolina, to onshore final production processes for modules initiated by our international fleet. The first phase of this facility commenced commercial production in September 2026, and we expect the second phase to commence operations in mid-2027. Our global manufacturing footprint spans the United States, India, Malaysia, and Vietnam.

Certain of our financial results and other key operational developments for the three months ended September 30, 2026 include the following:

•Net sales for the three months ended September 30, 2026 decreased by 22.8% to $1.2 billion compared to the same period in 2025. The decrease was primarily due to a 22.0% decrease in the volume of modules sold to third parties and lower revenue associated with customer contract terminations.

•Gross profit as a percentage of net sales for the three months ended September 30, 2026 increased 19.6 percentage points to 57.9% from 38.3% for the same period in 2025. The increase was primarily due to a higher volume of modules sold qualifying for the advanced manufacturing production credit under Section 45X of the IRC and a higher sales price per watt, partially offset by increased production costs due to a higher sales mix of U.S.-produced modules and lower revenue associated with customer contract terminations.

•During the three months ended September 30, 2026, we produced 4.3 GW and sold 4.1 GW of solar modules, compared to 3.6 GW produced and 5.3 GW sold in the same period in 2025
.
•During the three months ended June 30, 2026, we began submitting and receiving payment for eligible refund claims for tariffs paid pursuant to the International Emergency Economic Powers Act (“IEEPA”) prior to the U.S. Supreme Court’s ruling that such tariffs were unlawful. During the three months ended September 30, 2026, we received payment for substantially all remaining claims.

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

Supply and Demand

As a result of the market opportunities described above, we recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the completion of our sixth U.S. manufacturing facility, located in South Carolina, to onshore final production processes for modules initiated by our international fleet. The first phase of this facility commenced commercial production in September 2026, and we expect the second phase to commence operations in mid-2027. We believe manufacturers of solar cells and modules, particularly those in China, have significant excess installed production capacity, relative to global demand, and the ability for additional capacity expansion. Accordingly, we believe the solar industry may experience periods of structural imbalance between supply and demand, which could lead to periods of pricing volatility. Further, demand for solar energy in key markets, such as the United States and India, may be affected by the nature and extent of commitments to the renewable energy transition at the local and global levels. Notwithstanding these considerations, utility and corporate demand for energy and overall electric load growth, especially as a result of artificial intelligence-driven data center demand, continue to increase. However, such data center demand may be adversely affected by opposition from local communities who may pose obstacles to, or cause delays in, the permitting and construction of these facilities. In addition, data centers may address their large energy needs from sources that compete with solar energy, such as on- or off-grid natural gas. Despite these factors, utility-scale PV solar, even on an unsubsidized basis, is cost competitive with conventional forms of energy generation, including natural gas and nuclear, and is significantly faster to deploy than a five-year natural gas project development timeline or a much longer nuclear project timeline.

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

Despite this competition, module pricing in the United States, our primary market, remained relatively stable due, in part, to the rising demand for domestically manufactured modules as a result of the IRA, energy tax credit eligibility restrictions (including foreign-entity-related limitations) as amended by the OBBBA, and tariffs on modules imported into the United States. However, as a result of recent developments, including the conclusion of the investigation into polysilicon and its derivatives under Section 232 of the Trade Expansion Act of 1962 (“Section 232”), module prices in the United States are generally expected to increase.

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

•CuRe. Our CuRe program is intended to improve our current semiconductor structure by replacing copper with certain other elements that are expected to enhance module performance by improving its bifaciality characteristics, improving its temperature coefficient, and improving its warranted degradation. As a result of these performance improvements, CuRe modules are expected to produce more energy in real-world operating conditions over their estimated useful lives than crystalline silicon modules with the same nameplate power. During the first half of 2026, we permanently converted one of our Ohio facilities to our CuRe technology and intend to proceed with a phased replication of the technology across certain manufacturing facilities within our fleet, with our Indian facility expected to begin manufacturing CuRe modules in the first quarter of 2027.

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

Product Efficiencies

The efficiencies gained from the vertical integration of our manufacturing model and our cost management initiatives allow us to compete favorably in markets that are supported by a level playing field. Our cost competitiveness is based in large part on our advanced thin film semiconductor technology, proprietary manufacturing process (which enables us to produce a CdTe module in a matter of hours using a continuous and highly automated industrial manufacturing process, as opposed to a batch process), and focus on operational excellence. In addition, our CdTe modules use approximately 2% to 3% of the amount of semiconductor material that is used to manufacture conventional crystalline silicon solar modules. The cost of polysilicon is a significant driver of the manufacturing cost of crystalline silicon solar modules, and the timing and rate of change in the cost of silicon feedstock and polysilicon could lead to changes in solar module pricing levels.

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

Demand for our PV solar modules depends, in part, on certain factors outside our control. For example, many governments have proposed or enacted policies or incentive programs intended to encourage renewable energy investments to achieve decarbonization objectives and/or establish greater energy independence. Accordingly, our net sales and profits are affected by the availability and size of these government subsidies and economic incentives. Adverse changes in these factors could increase the cost of utility-scale systems, which could reduce demand for our solar modules. Recent developments to government incentive programs include the following:

•United States. In August 2022, the previous U.S. President signed the IRA into law, which was intended to accelerate the country’s ongoing transition to clean energy. Among other things, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States. However, in January 2025, the U.S. President issued the executive order entitled, “Unleashing American Energy,” which, among other things, indicated a lack of support for federal funding of certain solar and solar-related projects. Further, in July 2025, the U.S. President signed the OBBBA into law, which significantly curtails the availability of certain energy tax credits. The OBBBA accelerates the termination of the clean electricity Investment Tax Credit (“ITC”) and Production Tax Credit (“PTC”) in relation to solar and restricts tax credits if a taxpayer employs certain products and components produced by a supplier with ties to a foreign entity of concern (“FEOC”). The OBBBA also severely limits Section 45X tax credit eligibility for products manufactured by, or with material assistance from, a FEOC. For more information about certain risks associated with the benefits available to us under IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Demand for our PV solar modules also depends on domestic or international trade policies and government regulations, which may be proposed, revised, and/or enacted across short- and long-term time horizons with varying degrees of impact to our net sales, profit, and manufacturing operations. Changes in these policies and regulations could adversely impact the competitive landscape of solar markets, which could reduce demand for our solar modules. Recent revisions or proposed changes to trade policy and government regulations include the following:

•United States. In April 2025, the U.S. President imposed a 10% “baseline” reciprocal tariff on nearly all U.S. trading partners and additional, higher reciprocal tariffs on certain countries pursuant to the IEEPA. In February 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. Since that ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to commence the process of refunding IEEPA tariffs. Accordingly, we requested refunds for applicable tariffs under the ruling and have received payment for substantially all remaining claims. Such refunds may be offset by estimated amounts payable to customers for amounts we previously received in connection with the pass-through of certain tariff costs. The U.S. President responded to the U.S. Supreme Court’s decision by revoking the IEEPA tariff actions and imposing new global tariffs pursuant to Section 122 of the Trade Act of 1974 (“Section 122”) of 10%. The Section 122 tariff terminated on July 24, 2026, at which time the Office of the United States Trade Representative (“USTR”) implemented a final action under Section 301 of the Trade Act of 1974, to impose tariffs on 60 countries related to the failure to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The USTR imposed a tariff of 10% on several countries, including Malaysia, India, and the European Union (“EU”), and a tariff of 12.5% on the remaining countries, including China and Vietnam. The USTR is also conducting several additional Section 301 investigations, including an investigation of structural excess capacity and production in manufacturing in 16 countries. These investigations could result in additional tariffs on imports from China, the EU, India, Malaysia, and Vietnam. We plan to continue to monitor changes to the trade policies of the United States and other countries that could impact our financial position, results of operations, and cash flows. For more information about these developments, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•United States. Effective June 4, 2025, the U.S. President increased Section 232 tariffs on imported aluminum and steel articles from 25% to 50%. Effective August 1, 2025, the U.S. President imposed tariffs of 50% on copper under Section 232. Effective April 6, 2026, the U.S. President modified the Section 232 tariffs on aluminum, steel, and copper to apply a rate of 50% to the full value of primary metal articles and a rate of 25% to the full value of derivative articles, while removing certain products from the scope of Section 232 tariffs. Effective October 14, 2025, the U.S. President imposed tariffs of 10% on imported softwood timber and lumber products under Section 232. Further, on April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232; on July 1, 2025, the U.S. Secretary of Commerce initiated a Section 232 investigation to determine whether imports of polysilicon and its derivatives impair U.S. national security; and on September 2, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of robotics and industrial machinery under Section 232. On August 6, 2026, following the conclusion of the Section 232 investigation into polysilicon and its derivatives, the U.S. President issued a proclamation (the “Proclamation”) that, effective December 4, 2026, (i) establishes minimum import prices of $21 per kilogram for polysilicon, $100 per kilogram for polysilicon ingots and wafers, $0.22 per watt for solar cells, and $0.38 per watt for solar modules, and (ii) imposes an additional 15% duty on imports of polysilicon derivatives, subject to reduced rates for certain countries. The Proclamation also directs the U.S. Department of Commerce to enter into company-specific deals with producers to incentivize and strengthen investments in the United States polysilicon supply chain. As polysilicon is a foundational input for crystalline silicon solar modules, we expect the Proclamation to have a favorable impact on the volume of our future module sales, including the pricing and contractual terms of those sales. However, we continue to evaluate the scope and impact of the Proclamation on our financial position, results of operations, and cash flows. For more information about the context of these developments, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

•China. In February 2025, China announced that it would tighten export controls for five key minerals, including products containing tellurium, which is a key component of our CdTe modules. Although tellurium and products containing tellurium are sourced globally, China is a major global producer of tellurium and products containing tellurium. Chinese exporters of tellurium and related products are generally required to obtain a license from the Chinese Ministry of Commerce. In October 2025, China expanded its rare earths export controls, adding new minerals to its restricted list and requiring foreign entities to obtain a license to export any products containing over 0.1% of rare earths from China or manufactured using China’s extraction, refining, magnet-making, or recycling technology. In November 2025, China announced it would delay imposition of the October 2025 export controls for one year. In February 2026, the U.S. President announced the creation of an approximately $12 billion stockpile of critical minerals for U.S. manufacturers in response to the potential supply chain disruptions as a result of Chinese export controls. In September 2026, China and the United States agreed to extend the trade truce—covering tariffs and export controls—to January 2027. We have assembled a cross-functional team to monitor the export controls and related developments and analyze how they may impact materials required for our module production. We have applied for and intend to continue applying for export licenses where appropriate, as well as continuing to implement other strategic alternatives, such as sourcing from other suppliers to mitigate potential adverse impacts from these export controls. For more information about this development, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

•United States. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of antidumping and countervailing duty (“AD/CVD”) petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (“USITC”) to impose duties on certain unfairly traded crystalline silicon solar products from Cambodia, Malaysia, Thailand, and Vietnam. Following final affirmative determinations by the USDOC and USITC that identified final subsidy rates of 534.67% to 3,403.96% for Cambodia, 14.64% to 168.8% for Malaysia, 263.74% to 799.55% for Thailand, and 68.15% to 542.64% for Vietnam, AD/CVD orders, including the assessment of countervailing duties and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In addition to a range of alleged illegal subsidies, the petitioners identified dumping margins of 213.96% for India, 89.65% for Indonesia, and 245.79% to 249.09% for Laos. In September 2026, the USDOC issued its final antidumping and countervailing duty determinations, calculating subsidy rates of 126.09% and dumping margins of 123.04% for India; subsidy rates of up to 173.70% and dumping margins of 94.36% for Indonesia; and subsidy rates of up to 153.67% and dumping margins of 65.43% for Laos. We expect such AD/CVD orders to support a level playing field and help drive critical solar technology growth by encouraging investment in domestic manufacturing capacity and jobs. For more information about this development, see Part II. “Other Information” Item 1A. “Risk Factors – The modification, reduction, elimination, or expiration of government subsidies, economic incentives, eligibility limitations, tax incentives, renewable energy targets, and other support for on-grid solar electricity applications, or the impact of other public policies, such as tariffs or other trade remedies imposed on solar cells and modules or related raw materials or equipment, have impacted, and in the future could negatively impact demand and/or price levels for our solar modules and limit our growth or lead to a reduction in our net sales or increase our costs, thereby adversely impacting our operating results.”

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

We generally price and sell our solar modules on a per watt basis. As of September 30, 2026, we had entered into contracts with customers for the future sale of 44.0 GW of solar modules for an aggregate transaction price of $13.5 billion, which we expect to recognize as revenue through 2030 as we transfer control of the modules to our customers. This volume and transaction price exclude contracts with customers in India for which payment has not been fully secured. This volume includes contracts for the sale of 20.0 GW of solar modules with anticipated price adjustments for future module technology improvements, including enhancements to certain energy related attributes. Based on these potential improvements, the contracted module volume as of September 30, 2026, the expected timing of such improvements being incorporated into our manufacturing process, and the expected timing of module deliveries, such adjustments, if realized, could result in additional revenue of up to $0.5 billion, the majority of which would be recognized in 2027 and 2028. In addition to these price adjustments, certain of our contracts with customers may include favorable or unfavorable price adjustments associated with changes to (i) sales freight in excess of defined thresholds, (ii) changes to certain commodity prices, (iii) the module wattage committed for delivery, (iv) the volume of modules sold that meet certain U.S. domestic content requirements, and (v) changes to certain tariff structures within a defined threshold, among other things. As a result, the revenue recognized from such contracts may increase or decrease in future periods relative to the original transaction price or may otherwise be impacted if a contract is canceled.

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

We monitor our modules’ expected performance through quality and reliability testing, as well as actual performance in certain field installation sites. Any declines in the expected performance attributes of our modules could adversely impact our financial results due to declines in the average selling prices of our modules and additional margin compression. For example, the identified manufacturing issues affecting certain Series 7 modules have adversely affected and may continue to adversely affect the average selling prices of our modules. These manufacturing issues have also increased product warranty claims by our customers to resolve the premature power loss in affected modules. Any such manufacturing issues, including any additional commitments we have made, or may make in the future, to remediate module performance issues beyond our limited warranty, could also adversely impact our reputation, financial position, operating results, and cash flows. We may also be subject to certain other risks and uncertainties surrounding module performance as described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

We are in the process of expanding our domestic manufacturing capacity; this additional capacity, and any other potential investments to add to or otherwise modify our existing manufacturing capacity in response to market demand and competition, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II. “Other Information” Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.1%	61.7%	45.8%	58.9%
Gross profit	57.9%	38.3%	54.2%	41.1%
Selling, general and administrative	5.3%	3.0%	5.5%	4.3%
Research and development	5.5%	3.8%	6.3%	4.7%
Production start-up	2.8%	2.3%	2.1%	2.4%
Operating income	44.4%	29.2%	40.3%	29.7%
Foreign currency gain (loss), net	—%	(0.6)%	(0.7)%	(0.9)%
Interest income	2.0%	1.5%	2.5%	1.5%
Interest expense, net	(0.2)%	(0.9)%	(0.5)%	(0.9)%
Other expense, net	(0.2)%	(0.4)%	(0.2)%	(0.3)%
Income tax benefit (expense)	0.4%	(0.3)%	(1.2)%	(0.6)%
Net income	46.4%	28.6%	40.2%	28.5%

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

Net Sales

We generally price and sell our solar modules on a per watt basis. During the three and nine months ended September 30, 2026, we sold the majority of our solar modules to developers and operators of systems in the United States, and a majority of our module sales were denominated in U.S. dollars, with the remainder primarily sold in India and denominated in Indian rupees. We recognize revenue for module sales at a point in time following the transfer of control of the modules to the customer, which typically occurs upon delivery of the modules to the location specified in the terms of the underlying contract.

The following table shows net sales for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Net sales	$1,230,936	$1,594,856	$(363,920)	(22.8)%	$3,331,369	$3,536,594	$(205,225)	(5.8)%

Net sales decreased $363.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a 22.0% decrease in the volume of modules sold to third parties and lower revenue associated with customer contract terminations.

Net sales decreased $205.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to lower revenue associated with customer contract terminations and a 1.4% decrease in the average selling price per watt primarily driven by estimated payments to customers for IEEPA tariff refunds and certain other sales price adjustments.

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

The following table shows cost of sales for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Cost of sales	$517,876	$984,111	$(466,235)	(47.4)%	$1,527,174	$2,081,596	$(554,422)	(26.6)%
% of net sales	42.1%	61.7%			45.8%	58.9%

Cost of sales decreased $466.2 million, or 47.4%, and decreased 19.6 percentage points as a percent of net sales for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily driven by (i) a higher volume of modules sold qualifying for the advanced manufacturing production credit under Section 45X of the IRC, which decreased cost of sales by $237.7 million; (ii) lower costs of $229.9 million due to a decrease in the volume of modules sold; and (iii) decreased logistics costs of $55.7 million. This decrease was partially offset by (iv) higher production costs of $118.9 million primarily due to a higher sales mix of U.S.-produced modules.

Cost of sales decreased $554.4 million, or 26.6%, and decreased 13.1 percentage points as a percent of net sales for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily driven by (i) the advanced manufacturing credit described above, which decreased cost of sales by $426.3 million; (ii) lower logistics costs of $129.8 million; and (iii) the net impact of IEEPA tariff refunds, partially offset by certain new tariff costs. This decrease was partially offset by (iv) higher production costs of $100.4 million, largely due to a higher sales mix of U.S.-produced modules.

Gross Profit

Gross profit may be affected by various factors, including the selling prices of our modules, our manufacturing costs, the capacity utilization of our manufacturing facilities, and foreign exchange rates.

The following table shows gross profit for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Gross profit	$713,060	$610,745	$102,315	16.8%	$1,804,195	$1,454,998	$349,197	24.0%
% of net sales	57.9%	38.3%			54.2%	41.1%

Gross profit as a percentage of net sales increased 19.6 percentage points to 57.9% during the three months ended September 30, 2026 from 38.3% during the three months ended September 30, 2025. The increase was primarily due to (i) a higher volume of modules sold qualifying for the advanced manufacturing production credit under Section 45X of the IRC and (ii) a higher sales price per watt. These increases in gross profit were partially offset by (iii) increased production costs due to a higher sales mix of U.S.-produced modules and (iv) lower revenue associated with customer contract terminations.

Gross profit as a percentage of net sales increased 13.1 percentage points to 54.2% during the nine months ended September 30, 2026 from 41.1% during the nine months ended September 30, 2025. The increase was primarily due to (i) a greater benefit from the advanced manufacturing credit described above and (ii) lower logistics costs. These increases in gross profit were partially offset by (iii) higher manufacturing costs per watt due to the sales mix discussed above and (iv) lower revenue associated with customer contract terminations.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, insurance costs, and other business development and selling expenses.

The following table shows selling, general and administrative expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Selling, general and administrative	$65,326	$47,324	$18,002	38.0%	$182,604	$153,078	$29,526	19.3%
% of net sales	5.3%	3.0%			5.5%	4.3%

Selling, general and administrative expense for the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025 primarily due to legal costs associated with litigation activities.

Selling, general and administrative expense for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to higher legal costs associated with litigation activities and higher incentive compensation costs.

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

The following table shows research and development expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Research and development	$67,223	$60,592	$6,631	10.9%	$210,410	$167,468	$42,942	25.6%
% of net sales	5.5%	3.8%			6.3%	4.7%

Research and development expense for the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025 primarily due to (i) higher compensation costs from an increase in headcount and (ii) higher costs related to equipment purchases and depreciation expense resulting from our continued investments in R&D facilities and equipment.

Research and development expense for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to (i) higher costs related to equipment purchases and depreciation expense and (ii) the impairment of certain equipment that was no longer expected to be used as part of our technology roadmap.

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

The following table shows production start-up expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Production start-up	$34,403	$36,734	$(2,331)	(6.3)%	$69,384	$85,506	$(16,122)	(18.9)%
% of net sales	2.8%	2.3%			2.1%	2.4%

During the three and nine months ended September 30, 2026, we incurred production start-up expense primarily for our sixth manufacturing facility in the United States. The first phase of this facility commenced commercial production in September 2026. During the three and nine months ended September 30, 2025, we incurred production start-up expense primarily for our fifth manufacturing facility in the United States.

Foreign Currency Gain (Loss), Net

Foreign currency gain (loss), net consists of the net effect of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our subsidiaries’ functional currencies.

The following table shows net foreign currency gains and losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Foreign currency gain (loss), net	$90	$(8,903)	$8,993	N/A	$(22,961)	$(30,224)	$7,263	(24.0)%

Foreign currency gain for the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025 largely due to lower costs associated with hedging activities related to our subsidiaries in India. Foreign currency loss decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 for similar reasons.

Interest Income

Interest income is earned on our cash, cash equivalents, marketable securities, restricted cash, restricted cash equivalents, and restricted marketable securities. Interest income also includes interest earned from late customer payments.

The following table shows interest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Interest income	$24,151	$23,308	$843	3.6%	$82,933	$54,273	$28,660	52.8%

Interest income for the three months ended September 30, 2026 was consistent with the three months ended September 30, 2025.

Interest income for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to (i) an increase in yields on cash and cash equivalents and (ii) interest related to IEEPA tariff refunds.

Interest Expense, Net

Interest expense, net primarily comprises interest incurred on debt. We may capitalize interest expense to our property, plant and equipment when such costs qualify for interest capitalization, which reduces the amount of net interest expense reported in any given period.

The following table shows interest expense, net for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Interest expense, net	$(2,390)	$(14,121)	$11,731	(83.1)%	$(15,568)	$(32,830)	$17,262	(52.6)%

Interest expense, net for the three and nine months ended September 30, 2026 decreased compared to the three and nine months ended September 30, 2025 primarily due to our prepayment of the India Credit Facility during the second quarter of 2026.

Other Expense, Net

Other expense, net primarily comprises miscellaneous items and financing fees.

The following table shows other expense, net for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Other expense, net	$(1,930)	$(6,034)	$4,104	(68.0)%	$(6,461)	$(10,594)	$4,133	(39.0)%

Other expense, net for the three and nine months ended September 30, 2026 was consistent with the three and nine months ended September 30, 2025.

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

The following table shows income tax expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	Three Month Change		2026	2025	Nine Month Change
Income tax benefit (expense)	$5,034	$(4,402)	$9,436	N/A	$(39,489)	$(22,225)	$(17,264)	77.7%
Effective tax rate	(0.9)%	1.0%			2.9%	2.2%

Our tax rate is affected by the advanced manufacturing production credit under Section 45X and recurring items such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. The rate is also affected by discrete items that may occur in any given period but are not consistent from period to period.

Income tax benefit for the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025 primarily due to (i) higher advanced manufacturing production credits and (ii) higher income earned in jurisdictions with a lower statutory tax rate, partially offset by (iii) higher global minimum tax expense and (iv) a prior-year discrete tax benefit associated with the acceptance of a filing position on an amended return in a foreign jurisdiction.

Income tax expense for the nine months ended September 30, 2026 increased compared to the nine months ended September 30, 2025 primarily due to (i) higher global minimum tax expense, (ii) the prior-year discrete tax benefit discussed above, and (iii) higher pretax income in the current period, partially offset by (iv) higher advanced manufacturing production credits.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the amounts of reported assets, liabilities, revenues, and expenses, as well as the disclosure of contingent liabilities. Some of our accounting policies require the application of significant judgment in the selection of the appropriate assumptions for making these estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our judgments and estimates on our historical experience, our forecasts, and other available information, as appropriate. We believe the judgments and estimates involved in accrued solar module collection and recycling, product warranties, and government grants have the greatest potential impact on our condensed consolidated financial statements. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of the accounting policies that require the most significant judgment and estimates in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. Except as discussed in Note 1. “Basis of Presentation” to our condensed consolidated financial statements, there have been no material changes to our accounting policies during the nine months ended September 30, 2026.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The standard introduces a comprehensive framework that requires entities to recognize and measure environmental credits based on the intended use of those credits and how those credits are obtained, which is expected to reduce diversity in practice. ASU 2026-02 is effective for public companies for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted, but we do not expect to do so. We are currently evaluating the impact ASU 2026-02 will have on our condensed consolidated financial statements and associated disclosures.

Liquidity and Capital Resources

As of September 30, 2026, we believe that our cash, cash equivalents, marketable securities, cash flows from operating activities, and contracts with customers for the future sale of solar modules will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. In addition, we have significant availability under our Credit Facility, as well as various trade receivables factoring arrangements with financial institutions. In May 2026, we satisfied all obligations under the India Credit Facility by prepaying the final principal amount of $328.2 million and outstanding interest of $5.5 million. For more information about these facilities, see Note 9. “Debt.” To the extent we offer extended payment terms to customers, fail to collect trade receivables in a timely manner, or face other challenges in managing our working capital, we may be required to use our Credit Facility or other temporary sources of funding. As necessary, we also believe we will have adequate access to the capital markets. We monitor our working capital to ensure we have adequate liquidity, both domestically and internationally. We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital, and expected cash requirements for operations, including near-term expansion activities in the United States. However, our ability to raise capital on terms commercially acceptable to us could be constrained if there is insufficient lender or investor interest due to company-specific, industry-wide, or broader market concerns. Any incremental debt financing could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

As of September 30, 2026, we had $1.6 billion in cash, cash equivalents, and marketable securities compared to $2.9 billion as of December 31, 2025. This decrease was primarily driven by (i) higher payments to suppliers, (ii) purchases of property, plant and equipment for our U.S. facilities, and (iii) repayment of debt. As of September 30, 2026 and December 31, 2025, $0.4 billion and $0.5 billion of our cash, cash equivalents, and marketable securities, respectively, were held by our foreign subsidiaries and were primarily based in U.S. dollar, Indian rupee, and Euro denominated holdings. Our investment policy seeks to preserve our investment principal and maintain adequate liquidity to meet our cash flow requirements, while at the same time optimizing the return on our investments. Pursuant to such policy, we place our investments with a diversified group of high-quality financial institutions and limit the concentration of such investments with any one counterparty. We place significant emphasis on the creditworthiness of financial institutions and assess the credit ratings and financial health of our counterparty financial institutions when making investment decisions.

We use a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. If certain international funds were needed for our operations in the United States, we may be required to accrue and pay certain U.S. and foreign taxes to repatriate such funds. We maintain the intent and ability to permanently reinvest our accumulated earnings outside the United States, with the exception of certain subsidiaries for which applicable income taxes have been recorded as of September 30, 2026. In addition, changes to foreign government banking regulations may restrict our ability to move funds among various jurisdictions under certain circumstances, which could negatively impact our access to capital, resulting in an adverse effect on our liquidity and capital resources.

Our net sales and profits remain subject to variability based on the availability and size of government subsidies and economic incentives. For example, the financial incentives provided by the IRA have significantly increased demand for modules manufactured in the United States, and we expect the benefits made available to us by the IRA to favorably impact our liquidity and capital resources in future periods. We expect to qualify for the advanced manufacturing production credit under Section 45X of the IRC, which provides certain specified benefits for solar modules and solar module components manufactured in the United States and sold to third parties. Such credit may be refundable by the IRS or transferable to a third party and is available from 2023 to 2032, subject to phase down beginning in 2030. Based on the current form factor of our modules, we believe we qualify for a credit of up to approximately 17 cents per watt for each module fully produced in the United States and sold to a third party. For each module that is initiated by our international fleet and then completed in the United States, we expect to qualify for a credit of approximately 7 cents per watt. Accordingly, we expect the advanced manufacturing production credit will provide us with a significant source of funding throughout its remaining period. For more information about certain risks associated with the benefits available to us under the IRA, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 5. “Government Grants” to our condensed consolidated financial statements for further information about government grants.

As a result of various market opportunities and increased domestic demand for our products, we recently commenced operations at our fifth manufacturing facility in the United States. We are in the process of further expanding our domestic manufacturing capacity, including the completion of our sixth U.S. manufacturing facility, located in South Carolina, to onshore final production processes for modules initiated by our international fleet. The first phase of this facility commenced commercial production in September 2026, and we expect the second phase to commence operations in mid-2027. We expect our investment in this U.S. facility to be approximately $0.3 billion. The capital expenditures necessary to expand our capacity may be financed, in part, by cash on hand, advance payments from customers for module sales in future periods, and the advanced manufacturing production credit described above.

During 2026, we expect to spend between $0.6 billion and $0.8 billion for capital expenditures, including the new facility mentioned above, investments in various R&D initiatives, and upgrades to machinery and equipment. These capital investments, and any other potential investments to implement our technology roadmap, may require significant internal and possibly external sources of capital, and may be subject to certain risks and uncertainties described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

We have committed and expect to continue to commit significant working capital to purchase various raw materials used in our module manufacturing process. Our failure to obtain raw materials and components that meet our quality, quantity, and cost requirements in a timely manner could increase our manufacturing costs or interrupt or impair our ability to manufacture our solar modules. Accordingly, we may enter into long-term supply agreements to mitigate potential risks related to the procurement of key raw materials and components, and such agreements may be noncancelable or cancelable with a significant penalty. For example, we have entered into long-term supply agreements for the purchase of certain specified minimum volumes of substrate glass for our PV solar modules. We have the right to terminate certain of these agreements upon payment of specified termination payments (which, in aggregate, are up to approximately $300 million as of September 30, 2026 and decline over the remaining supply periods). Additionally, for certain strategic suppliers, we have made, and may in the future be required to make, certain advance payments to secure the raw materials necessary for our module manufacturing.

We have also committed certain financial resources to fulfill our solar module collection and recycling obligations and have established a trust under which these funds are put into custodial accounts with an established and reputable bank. As of September 30, 2026, such funds were comprised of restricted marketable securities of $202.5 million and associated restricted cash and cash equivalents of $13.3 million. As of September 30, 2026, our module collection and recycling liability was $145.9 million. Trust funds may be disbursed for qualified module collection and recycling costs (including capital and facility related recycling costs), payments to customers for assuming collection and recycling obligations, and reimbursements of any overfunded amounts. Investments in the trust must meet certain investment quality criteria comparable to highly rated government or agency bonds. As necessary, we adjust the funded amounts for our estimated collection and recycling obligations based on the estimated costs of collecting and recycling covered modules, estimated rates of return on our restricted marketable securities, and an estimated solar module life of 25 years, less amounts already funded in prior years.

As of September 30, 2026, we had no off-balance sheet debt or similar obligations, other than financial assurance related instruments, which are not classified as debt. We do not guarantee any third-party debt. See Note 11. “Commitments and Contingencies” to our condensed consolidated financial statements for further information about our financial assurance related instruments.

Cash Flows

The following table summarizes key cash flow activity for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(402,714)	$815,212
Net cash used in investing activities	(428,067)	(577,934)
Net cash (used in) provided by financing activities	(393,980)	124,442
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	3,670	2,021
Net (decrease) increase in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(1,221,091)	$363,741

Operating Activities

The increase in net cash used in operating activities was primarily driven by lower cash receipts from module sales, lower proceeds from the sale of Section 45X tax credits, higher payments made to suppliers, and receipts from factoring trade receivables in the prior period, partially offset by IEEPA tariff refunds received.

Investing Activities

The decrease in net cash used in investing activities was primarily due to lower purchases of property, plant and equipment for our manufacturing facilities in the United States, partially offset by higher net purchases of marketable securities.

Financing Activities

The increase in net cash used in financing activities was primarily due to higher repayments of debt in the current period and higher net proceeds from secured borrowings from trade receivables factoring with recourse in the prior period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information previously provided under Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2026 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) to determine whether any changes in our internal control over financial reporting occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026.

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

JA Solar

On September 28, 2026, First Solar filed suit in the district court for the District of Delaware asserting that JA Solar Technology Co., Ltd.; JA Solar International, Ltd.; JA Solar Vietnam Co., Ltd.; JA Solar Industrial Corp.; and American Panel Solutions LLC (collectively, “JA Solar”) directly and indirectly infringe a First Solar patent through JA Solar’s manufacture, import, use, sale, and/or offering for sale of certain TOPCon solar products. First Solar alleges that the JA Solar TOPCon products contain solar cells manufactured using a method claimed in the patent. First Solar seeks both monetary damages and injunctive relief. JA Solar’s deadline to answer the complaint is December 31, 2026.

BYD

On September 21, 2026, BYD America LLC (“BYD”) filed suit in the district court for the Northern District of California seeking declaratory judgment that it does not infringe First Solar’s ’074 Patent through its manufacture, import, use, sale, and offering for sale of certain TOPCon solar products and that the ’074 Patent is invalid. On October 19, 2026, First Solar moved to transfer venue or, in the alternative, to dismiss the complaint for lack of personal jurisdiction and improper venue.

TOYO

On September 23, 2026, TOYO Co., Ltd., TOPTOYO Investment PTE. Ltd., TOYO Solar Manufacturing One Member Private Limited Company, TOYO Solar Texas LLC, VSUN Solar USA Inc., Vietnam Sunergy Joint Stock Company, and Vietnam Sunergy (Bac Ninh) Company Limited (collectively, “TOYO”) filed suit in the district court for the Northern District of California seeking declaratory judgment that it does not infringe First Solar’s ’074 and

’732 Patents through its manufacture, import, use, sale, and offering for sale of certain TOPCon solar products. First Solar’s deadline to answer or otherwise respond to the complaint is November 2, 2026.

USITC Proceeding

On February 24, 2026, First Solar filed a petition with the USITC asserting that entities affiliated with Axitec Solar, Canadian Solar, JA Solar, JinkoSolar, Mundra, Philadelphia Solar, Hanwha QCells, Runergy, Trina Solar, and VSUN (collectively, the “Respondents”) directly and indirectly infringe a First Solar patent through the importation and sale of certain TOPCon solar products. First Solar alleges that the Respondents’ TOPCon solar products contain solar cells manufactured using a method claimed in the patent. First Solar seeks a general exclusion order preventing the importation of infringing TOPCon solar products made by any foreign entity or, in the alternative, seeks a limited exclusion order preventing the importation of infringing TOPCon products by the Respondents. In addition, First Solar seeks a cease-and-desist order preventing the sale of infringing TOPCon products that were previously imported. On March 25, 2026, the USITC instituted an investigation, Investigation No. 337-TA 1494, as requested by First Solar’s petition. On April 14, 2026, BYD America LLC (“BYD”) filed a motion to intervene as a respondent in the investigation. On April 27, 2026, BYD’s motion was granted. On April 28, 2026, Tesla filed a motion to intervene as a respondent in the investigation. On May 11, 2026, Tesla’s motion was granted. On May 29, 2026, IC Star Solar (USA) LLC (“Imperial Star”) filed a motion to intervene as a respondent to the investigation. On June 25, 2026, Imperial Star’s motion to intervene was granted. Following the conclusion of the Section 232 investigation into polysilicon and its derivatives in August 2026, on September 17, 2026, First Solar filed a motion to terminate the ITC proceeding without prejudice. On September 30, 2026, the Administrative Law Judge (“ALJ”) issued an initial determination granting First Solar’s motion to terminate without prejudice. On October 7, 2026, several respondents filed a petition to the ITC to review the ALJ’s initial determination. First Solar’s response to the petition was filed on October 15, 2026.

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

On February 10, 2026, First Solar filed and served a motion seeking dismissal of each of the Defendants’ counterclaims. Oral argument of the Motion to Dismiss was heard on July 29, 2026. The court has not rendered a decision.

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

•any limitations on the value or availability to manufacturers or potential investors of tax incentives that benefit solar energy production, sales, or projects, such as the Section 45X advanced manufacturing production credit, ITC, and PTC, as seen in the accelerated termination of certain energy tax credits under the OBBBA the U.S. President signed into law on July 4, 2025, could result in reducing such manufacturers’ or investors’ economic returns and could cause a reduction in the availability of financing, thereby reducing demand for PV solar modules;

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

In some instances, the application of trade laws is currently beneficial to us, and changes in their application could have an adverse impact. The overall impact of trade laws on our business depends on multiple factors, including their duration, their scope and potential expansion thereof, enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these impacts. Recent developments include the following:

•United States — IEEPA and Other Global Tariffs. In 2025, the U.S. President imposed a series of tariffs on nearly all U.S. trading partners pursuant to the IEEPA. On February 20, 2026, the U.S. Supreme Court ruled the IEEPA tariffs unlawful. The U.S. President responded immediately by revoking the IEEPA tariff actions and imposing new global tariffs pursuant to Section 122 of 10% for a period of no more than 150 days, which terminated on July 24, 2026, at which time the USTR implemented a final action under Section 301 of the Trade Act of 1974, to impose tariffs on 60 countries related to the failure to impose and effectively enforce a prohibition on the importation of goods produced with forced labor. The USTR imposed a tariff of 10% on several countries, including Malaysia, India, and the European Union (“EU”), and a tariff of 12.5% on the remaining countries, including China and Vietnam. The USTR is also conducting several additional Section 301 investigations, including an investigation of structural excess capacity and production in manufacturing in 16 countries. These investigations could result in additional tariffs on imports from China, the EU, India, Malaysia, and Vietnam. Tariffs have increased the costs of our solar modules manufactured in these countries with respect to our U.S. market. Further, such circumstances have impacted and may continue to impact our ability to sell certain modules into the United States and therefore may continue to also impact the operational status of certain of our international manufacturing facilities. As a result, our operating results may continue to be adversely impacted by these tariffs.

•United States — Additional Tariffs on Certain Chinese Imports. The United States currently imposes tariffs on various articles imported from China, including tariffs of 50% on crystalline silicon solar cells and tariffs of 25% on modules, based on an investigation under Section 301 of the Trade Act of 1974. As discussed above, on July 24, 2026 the USTR also imposed a 12.5% tariff on China pursuant to Section 301 related to the failure to effectively enforce a prohibition on the importation of goods produced with forced labor. Our operating results could be adversely impacted by revocation of the Section 301 tariffs on China.

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

•United States — Tariffs on Certain Foreign-imported Aluminum, Steel, Copper, Timber, and Lumber. Effective June 4, 2025, the U.S. President increased tariffs on imported aluminum and steel articles under Section 232 from 25% to 50%. Effective August 1, 2025, the U.S. President imposed tariffs of 50% on copper under Section 232. Effective October 14, 2025, the U.S. President imposed tariffs of 10% on imported softwood timber and lumber products under Section 232. Effective April 6, 2026, the U.S. President modified the Section 232 tariffs on aluminum, steel, and copper to apply at a rate of 50% to the full value of primary metal articles; 25% to the full value of derivative articles; and to remove certain products from the scope of Section 232 tariffs. Such tariffs and policies, or any other U.S. or global trade remedies or other trade barriers, may directly or indirectly affect U.S. or global markets for solar energy and our business, financial condition, and results of operations.

•United States — Potential Tariffs on Processed Critical Minerals and Derivative Products, Polysilicon, Robotics and Industrial Machinery. On April 22, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of processed critical minerals, as well as their derivative products, under Section 232; on July 1, 2025, the U.S. Secretary of Commerce initiated a Section 232 investigation to determine whether imports of polysilicon and its derivatives impair U.S. national security; and on September 2, 2025, the U.S. Secretary of Commerce initiated an investigation to determine the effects on the national security of imports of robotics and industrial machinery under Section 232. The scope of these investigations is potentially broad and may cover materials and equipment used in solar module manufacturing. For example, on August 6, 2026, following the conclusion of the Section 232 investigation into polysilicon and its derivatives, the U.S. President issued the Proclamation that, effective December 4, 2026, (i) establishes minimum import prices of $21 per kilogram for polysilicon, $100 per kilogram for polysilicon ingots and wafers, $0.22 per watt for solar cells, and $0.38 per watt for solar modules, and (ii) imposes an additional 15% duty on imports of polysilicon derivatives, subject to reduced rates for certain countries. The Proclamation also directs the U.S. Department of Commerce to enter into company-specific deals with producers to incentivize such investments and the strengthening of the United States polysilicon supply chain. Although polysilicon is a foundational input for crystalline silicon solar modules, and we expect the Proclamation to have a favorable impact on the volume of our future module sales, including the pricing and contractual terms of those sales, these investigations may result in the imposition of tariffs or import restrictions, or may remove barriers on the imports of competitor products and materials, all of which could negatively impact demand and/or price levels for our solar modules and limit our growth, lead to a reduction in our net sales, or increase our costs, thereby adversely impacting our operating results.

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

•United States — Antidumping and Countervailing Duties on Certain Imported Crystalline Silicon Solar Products. In April 2024, the American Alliance for Solar Manufacturing Trade Committee, which includes First Solar, filed a set of AD/CVD petitions with the USDOC and the USITC to impose duties on certain unfairly traded crystalline silicon solar products from Cambodia, Malaysia, Thailand, and Vietnam. On April 21, 2025, the USDOC announced final determinations in the AD/CVD investigations. Final AD/CVD rates ranged from de minimis to over 3,400%, depending on the particular foreign producer. On June 9, 2025, the USITC notified USDOC of its final affirmative determinations in the AD/CVD investigations. AD/CVD orders, including the assessment of AD/CVDs and suspension of liquidation of such products, were issued on June 9, 2025. On July 17, 2025, the Alliance for American Solar Manufacturing and Trade filed another set of AD/CVD petitions with the USDOC and the USITC to impose duties on unfairly traded crystalline silicon solar products from India, Indonesia, and Laos. In September 2026, the USDOC issued its final antidumping and countervailing duty determinations, calculating subsidy rates of 126.09% and dumping margins of 123.04% for India; subsidy rates of up to 173.70% and dumping margins of 94.36% for Indonesia; and subsidy rates of up to 153.67% and dumping margins of 65.43% for Laos. The USITC Commissioners approved such measures on October 14, 2026.

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

These examples show that established markets for PV solar development face uncertainties arising from policy, regulatory, and governmental actions. While the expected potential of the markets we are targeting is significant, policy promulgation and market development are especially vulnerable to governmental inertia, political instability, changing government policy and priorities, the imposition or lowering of trade remedies and other trade barriers, geopolitical risk, fossil fuel subsidization, potentially stringent localization requirements, and limited available infrastructure. Any negative impacts from changes in policy, regulatory, and governmental actions could negatively affect our business, reduce our net sales, profitability, and/or market share, and consequently affect our results of operations, prospects, and financial condition.

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

Third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition, and operating results. Policing unauthorized use of proprietary technology can be difficult and expensive. Additionally, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. For example, on February 25, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against JinkoSolar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On April 15, 2025, Mundra, whose parent corporation is Adani Green Technology Limited, filed a lawsuit in the United States District Court for the District of Delaware seeking a judgment declaring that it has not infringed two of our U.S. TOPCon patents. On May 9, 2025, we filed a lawsuit in the United States District Court for the District of Delaware against Canadian Solar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On February 27, 2026, we filed a lawsuit in the United States District Court for the District of Delaware against Trina Solar and its related entities alleging infringement of certain of our U.S. TOPCon patents. Further, on February 24, 2026, we filed a petition with the USITC asserting that entities affiliated with Axitec Solar, Canadian Solar, JA Solar, JinkoSolar, Mundra, Philadelphia Solar, Hanwha QCells, Runergy, Trina Solar, and VSUN directly and indirectly infringe a First Solar patent through the importation and sale of certain TOPCon solar products. On September 28, 2026, we filed a lawsuit in the United States District Court for the District of Delaware against JA Solar and its related entities alleging infringement of certain of our U.S. TOPCon patents. On September 21, 2026, BYD filed a lawsuit in the United States District Court for the Northern District of California seeking a judgment declaring that it has not infringed First Solar’s ’074 Patent and that the ’074 Patent is invalid. On September 23, 2026, TOYO and its related entities filed a lawsuit in the United States District Court for the Northern District of California seeking a judgment declaring that it has not infringed First Solar’s ’074 and ’732 Patents. We cannot ensure that the outcome of such litigation will be in our favor, and such litigation may be costly and may divert management attention and other resources away from our business. An adverse determination in any such litigation or the related ex parte reexaminations may impair our intellectual property rights and may harm our business, prospects, and reputation. In addition, we have no insurance coverage against such litigation costs and would have to bear all costs arising from such litigation to the extent we are unable to recover them from other parties.

Item 5. Other Information

From time to time, our directors and officers may adopt plans for the purchase or sale of our securities. Such plans may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the three months ended September 30, 2026, none of our officers or directors terminated Rule 10b5-1 trading arrangements or adopted or terminated non-Rule 10b5-1 trading arrangements. However, one of our officers adopted a Rule 10b5-1 trading plan for the sale of our securities. The following table provides certain terms of such plans:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Sold (1)
Georges Antoun	Chief Commercial Officer	Adoption	August 5, 2026	August 6, 2027	29,748
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

FIRST SOLAR, INC.

Date: October 29, 2026	By:	/s/ NATHAN THEURER
	Name:	Nathan Theurer
	Title:	Chief Accounting Officer